Form 10KSB
period 2005-01-31
Philadelphia Mortgage Corp.
filed 2005-04-22
CIK 1301046

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended January 31, 2005
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                                   000-50968
                                   ---------
                               Commission File No.

                           PHILADELPHIA MORTGAGE CORP.
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)

           NEVADA                                            20-1667449
           ------                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                            2059 E. ROYAL HARVEST WAY
                           Salt Lake City, Utah 84121
                           --------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 557-9470


                              None; Not Applicable.
                              ---------------------
          (Former Name or Former Address, if changed since last Report)



Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value common stock


     Check  whether the  Company  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the Company's revenues for its most recent fiscal year: January 31, 2005 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 31, 2005 - $127. There are approximately 127,358 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past three years, the Company has arbitrarily valued these shares at par value of $0.001 per share. See Part II, Item 5 of this Annual Report for historical quotations of the Company's common stock.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Company's classes of common equity, as of the latest practicable date:

                                  April 18, 2005
                                    274,193

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---


                                     PART I

Item 1.  Description of Business.
---------------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     ------------------------------------

     Philadelphia Mortgage Corp. (the "Company," "we," "our," "us," or words of similar import) was formerly Philadelphia Mortgage Trust, Inc., a Massachusetts Real Estate Investment Trust ("Trust"). The Trust was established in October of 1972, for the purpose of investing in real estate related assets. In 1983, the Trust entered Chapter 11 bankruptcy and did not come out until 1991. The Company continued as a business trust through 1998 when it disposed of all remaining assets. In November of 1999, the Trust created a wholly-owned corporation called Philadelphia Mortgage Corp., a Nevada corporation. On February 26, 2001, the Trust merged with the Nevada corporation, the survivor being Philadelphia Mortgage Corp. Our Company is now in the development stage as it searches for new business opportunities. We then had an authorized capital of $50,000 divided into 50,000,000 shares of common stock of a par value of $0.001 per share. Our Company was formed for the primary purpose of engaging in any and all lawful business.

     On July 1, 2004, pursuant to a Joint Consent of Directors and Majority Stockholders, acting pursuant to Sections 78.315 and 78.320 of the Nevada Revised Statutes, we resolved (1) to effect a reverse split of our outstanding common stock on a basis of 1 for 3, while retaining the current $0.001 par value, with appropriate adjustments to the capital accounts of our Company; and
(2) the Board of Directors was authorized to change the name of our Company without stockholder approval to conform with any business or industry that the Board of Directors determines that we should engage in or conforms with the name or names of any properties or businesses acquired by us. All computations herein take into account of this reverse split.

Business Development Subsequent to January 31, 2005.
-----------------------------------------------------

     On March 2, 2005, the Company announced the execution of a Letter of Intent to acquire Thunderball Entertainment Inc., a Minnesota corporation
(Thunderball), in exchange for 8,000,000 shares of its common stock that is comprised of "restricted securities" under Rule 144.

     In the event the acquisition of Thunderball is completed, then the operations of the Company will become those of Thunderball. Closing of the definitive agreement is subject to certain requirements including completion of final documentation, due diligence and other customary preclosing conditions. Thunderball is a development stage company that intends to develop and distribute products in the redemption game market. The redemption game market allows patrons to play games, receive "tickets" for playing the games and then redeem the tickets for prizes. The tickets utilized for these games include, for example, gift certificates, phone cards, gas cards, etc. These types of games are usually placed in bars and restaurants. There is no assurance that this transaction will be completed, see the Company's 8-K Current Report, as filed with the Securities and Exchange Commission on March 2, 2005, and which is incorporated herein by reference. See Part III, Item 13.

Business.
---------

     Other than the above-referenced matters related to the potential acquisition of Thunderball and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations since its bankruptcy proceedings ended in 1991. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders, once the Board of Directors sets guidelines of industries in which the Company may have an interest.

Risk Factors.
-------------

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Extremely Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenue for over the past ten years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective Acquisitions. For information relating to the proposed acquisition of Thunderball, please see Part I, Item 1, Business Development. For additional information, see the Company's 8-K Current Report, as filed with the Securities and Exchange Commission on March 2, 2005, and which is incorporated herein by reference. See part III, Item
13. Other than the aforementioned, the Company has not identified any asset, property or business to acquire. Because the Company has not yet consummated the acquisition of any assets, property or business, potential investors in the Company have very limited substantive information upon which to base a decision whether to invest in the Company. Potential investors would have access to significantly more information if the Company had already completed an acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Unspecified Industry and Acquired Business; Unascertainable Risks. For information relating to the proposed acquisition of Thunderball, please see Part I, Item 1, Business Development. For additional information, see the Company's 8-K Current Report, as filed with the Securities and Exchange Commission on March 2, 2005, and which is incorporated herein by reference. See part III, Item
13. Other than the aforementioned, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have virtually no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Acquisition. For information relating to the proposed acquisition of Thunderball, please see Part I, Item 1, Business Development. For additional information, see the Company's 8-K Current Report, as filed with the Securities and Exchange Commission on March 2, 2005, and which is incorporated herein by reference. See part III, Item 13. Other than the aforementioned, management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has been no "established public market" for the Company's common stock during the last five years. See Market for Common Stock Part II Item 5 of this Annual Report. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted on the Pinksheets under the symbol "PMCP". Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products or Services and their Markets.
-------------------------------------------------

     None; Not applicable. However, in the event the acquisition of Thunderball is completed then the operations of Company will become those of Thunderball. Closing of the definitive agreement is subject to certain requirements including completion of final documentation, due diligence and other customary preclosing conditions. There is no assurance this transaction will be completed. See Part III, Item 13, Exhibits and Reports on Form 8-K whereby the Company's Current Report on Form 8-K, as filed on 3/2/2005, is incorporated herein by reference.

Competition.
------------

     None; Not applicable.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; Not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
----------------

     None; Not applicable.

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     None; Not applicable.

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Research and Development.
-------------------------

     None; Not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; Not applicable.

Number of Employees.
--------------------

     None; Not applicable.

Item 2.  Description of Property.
---------------------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, Quinton Hamilton, and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Nevada. These activities have consumed an insignificant amount of management's time; accordingly. The costs to Mr. Hamilton of providing the use of his office and telephone have been minimal.

Item 3.  Legal Proceedings.
---------------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     On July 1, 2004, pursuant to a Joint Consent of Directors and Majority Stockholders, acting pursuant to Sections 78.315 and 78.320 of the Nevada Revised Statutes, we resolved (1) to effect a reverse split of our outstanding common stock on a basis of 1 for 3, while retaining the current $0.001 par value, with appropriate adjustments to the capital accounts of our Company; and
(2) the Board of Directors was authorized to change the name of our Company without stockholder approval to conform with any business or industry that the Board of Directors determines that we should engage in or conforms with the name or names of any properties or businesses acquired by us.

     Except as described above no other matter was submitted to a vote of the Company's securities holder, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Equity Compensation Plans.
--------------------------

     The Company does not currently have nor does it intend on implementing an Equity Compensation Plan.

Market Information.
-------------------

     The Company's common stock is listed on the PINKSHEETS under the symbol "PMCP". There is currently no established "public market" for shares of common stock of the Company. Management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

     The following trading information was provided by the National Quotation Bureau as reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium.

                             CLOSING BID                           CLOSING ASK
2002              HIGH                      LOW               HIGH           LOW

FEB.       1
THRU              .01                       .01               NONE          NONE
APR.      30

MAY        1
THRU              .01                       .01               NONE          NONE
JULY      31

AUG.       1
THRU              .01                       .01               NONE          NONE
OCT.      31

NOV.       1
THRU              .01                       .005              NONE          NONE
JAN.      31, 2003


                                      2003

FEB.       3
THRU              NONE                      NONE              NONE          NONE
APR.      30

MAY        1
THRU              NONE                      NONE              .10            .10
JULY      31

AUG.       1
THRU              NONE                      NONE              .10            .10
OCT.      31





                             CLOSING BID                          CLOSING ASK
2003              HIGH                      LOW               HIGH           LOW

NOV.       3
THRU              NONE                      NONE              .10            .10
JAN.     30, 2004


2004

FEB.       2
THRU              NONE                      NONE              .10            .10
APR.      30

MAY        3
THRU              NONE                      NONE              NONE          NONE
JULY      30

AUG.       2
THRU              .15                       .10               NONE          NONE
OCT.      29
( After a 1 for 3 reverse split )

NOV.       1
THRU              .15                       .15               NONE          NONE
JAN.      31, 2005


Holders.
--------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 167.

Purchasers of Equity Securities by the Small Business Issuer and Affiliated Purchasers.
-----------

     None; not applicable.

Dividends.
----------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     None; There have been no sales of our securities in the past three years.


Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     On March 2, 2005, the Company announced the execution of a Letter of Intent to acquire Thunderball Entertainment Inc., a Minnesota corporation
(Thunderball), in exchange for 8,000,000 shares of its common stock that is comprised of "restricted securities" under Rule 144.

     In the event the acquisition of Thunderball is completed, then the operations of the Company will become those of Thunderball. Closing of the definitive agreement is subject to certain requirements including completion of final documentation, due diligence and other customary preclosing conditions. Thunderball is a development stage company that intends to develop and distribute products in the redemption game market. The redemption game market allows patrons to play games, receive "tickets" for playing the games and then redeem the tickets for prizes. The tickets utilized for these games include, for example, gift certificates, phone cards, gas cards, etc. These types of games are usually placed in bars and restaurants. There is no assurance that this transaction will be completed, see the Company's 8-K Current Report, as filed with the Securities and Exchange Commission on March 2, 2005, and which is incorporated herein by reference. See Part III, Item 13.

     Other than the above-referenced matters related to the potential acquisition of Thunderball and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations since its bankruptcy proceedings ended in 1991. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders, once the Board of Directors sets guidelines of industries in which the Company may have an interest.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of January 31, 2005, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At January 31, 2005, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
----------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7.  Financial Statements.
------------------------------

Report of Independent Registered Public Accounting Firm

Balance Sheet -- January 31, 2005

Statements of Operations for the years ended January 31, 2005 and 2004, and for the period from reorganization [November 3, 1999] through January 31, 2005

Statements of Stockholders' Equity/(Deficit) for the period from reorganization [November 3, 1999] through January 31, 2005

Statements of Cash Flows for years ended January 31, 2005 and 2004, and for the period from reorganization [November 3, 1999] through January 31, 2005

Notes to Financial Statements

                                   Philadelphia Mortgage Corp.
                                 [A Development Stage Company]
                    Report of Independent Registered Public Accounting Firm
                                              And
                                      Financial Statements
                                        January 31, 2005






                                  Philadelphia Mortgage Corp.
                                  [A Development Stage Company]
                                        TABLE OF CONTENTS


                                                                                                                               Page

Report of Independent Registered Public Accounting Firm                                                                          1

Balance Sheet -- January 31, 2005                                                                                                2

Statements of Operations for the years ended January 31, 2005 and 2004, and for
the period from reorganization [November 3, 1999] through January 31, 2005                                                       3

Statements of Stockholders' Equity/(Deficit) for the period from reorganization
[November 3, 1999] through January 31, 2005                                                                                      4

Statements of Cash Flows for years ended January 31, 2005 and 2004, and for the
period from reorganization [November 3, 1999] through January 31, 2005                                                           5

Notes to Financial Statements                                                                                                   6-8


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Philadelphia Mortgage Corp. [a development stage company]

We have audited the accompanying balance sheet of Philadelphia Mortgage Corp. [a development stage company] as of January 31, 2005, and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years ended January 31, 2005 and 2004, and for the period from reorganization [November 3, 1999] through January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philadelphia Mortgage Corp. [a development stage company] as of January 31, 2005, and the results of operations and cash flows for the years ended January 31, 2005 and 2004, and for the period from reorganization through January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no current revenue generating activities and no assets which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mantyla McReynolds

Salt Lake City, Utah
March 23, 2005



                                   Philadelphia Mortgage Corp.
                                  [A Development Stage Company]
                                          Balance Sheet
                                        January 31, 2005


                                             ASSETS

Assets:
  Current Assets:
                                                                          $         0
     Total Current Assets .............................................             0

                             Total Assets .............................   $         0
                                                                          ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Liabilities:
  Current Liabilities:
  Accounts payable ....................................................   $       120
  Shareholder loan - Note 4 ...........................................        17,950
  Accrued Interest Payable ............................................         2,633
     Total Current Liabilities ........................................        20,703

                           Total Liabilities ..........................        20,703


Stockholders' Equity/(Deficit):
  Capital Stock -- 50,000,000 shares authorized having
  $.001 par value; 274,193 shares issued and
  outstanding - Note 5 ................................................           274
  Additional Paid-in Capital ..........................................     1,124,860
  Deficit accumulated prior to the development stage ..................    (1,125,134)
  Deficit accumulated during the development stage ....................       (20,703)
                                                                          -----------
                 Total Stockholders' Equity/(Deficit) .................       (20,703)
                                                                          -----------
         Total Liabilities and Stockholders' Equity/(Deficit) .........   $         0
                                                                          ===========



                         See accompanying notes to financial statements



                                   Philadelphia Mortgage Corp.
                                  [A Development Stage Company]
                                    Statements of Operations
                   For the Years ended January 31, 2005 and 2004 and for the
             Period from Reorganization [November 3, 1999] through January 31, 2005



                                                             Reorganization
                                                                 through
                                                               January 31,
                                         2005         2004         2005
                                      ---------    ---------    ---------
Revenues ..........................   $       0    $       0    $       0
Cost of Sales .....................           0            0            0
  Gross Profit ....................           0            0            0
  General & Administrative Expenses       6,001          346       18,070
                                      ---------    ---------    ---------
     Operating Loss ...............      (6,001)        (346)     (18,070)
Other Expenses:
  Interest Expense ................       1,450        1,183        2,633
                                      ---------    ---------    ---------
Net loss before income taxes ......      (7,451)      (1,529)     (20,703)
Provision for Income Taxes ........           0            0            0
                                      ---------    ---------    ---------
Net Loss ..........................   $  (7,451)   $  (1,529) $   (20,703)
                                      =========    =========    =========

Loss Per Share ....................   $   (0.03)   $   (0.01) $     (0.08)
                                      =========    =========    =========
Weighted Average Shares
Outstanding .......................     264,878      264,193      264,323
                                      =========    =========    =========










                         See accompanying notes to financial statements.




                                   Philadelphia Mortgage Corp.
                                  [A Development Stage Company]
                          Statements of Stockholders' Equity/(Deficit)
         For the Period from Reorganization [November 3, 1999] through January 31, 2005



                                                            Addit'l                               Net
                            Common          Common          Paid-in         Accumulated      Stockholders'
                            Shares           Stock          Capital           Deficit       Equity/(Deficit)
                          -----------     -----------     ------------     ------------     --------------

Balance, November 3, 1999,
date of Reorganization              0 $            0  $              0 $             0  $               0

Outstanding stock of merged
Trust at reorganization of
Company
                              773,707             774        1,124,360      (1,125,134)                  0
Net loss for the period ended
January 31, 2000                                                                  (395)              (395)
                          -----------     -----------     ------------     ------------     --------------
Balance, January 31, 2000     773,707             774        1,124,360      (1,125,529)              (395)

Net loss for the period ended
January 31, 2001                                                                  (837)              (837)
                          -----------     -----------     ------------     ------------     --------------
Balance, January 31, 2001     773,707             774        1,124,360      (1,126,366)            (1,232)

Net loss for the period ended
January 31, 2002                                                               (10,281)           (10,281)
                          -----------     -----------     ------------     ------------     --------------
Balance, January 31, 2002     773,707             774        1,124,360      (1,136,647)           (11,513)

Net loss for the period ended
January 31, 2003                                                                  (210)              (210)
                          -----------     -----------     ------------     ------------     --------------
Balance, January 31, 2003     773,707             774        1,124,360      (1,136,857)           (11,723)

Net loss for the period ended
January 31, 2004                                                                (1,529)            (1,529)
                          -----------     -----------     ------------     ------------     --------------
Balance, January 31, 2004     773,707 $           774 $      1,124,360 $    (1,138,386) $         (13,252)

Reverse split 3 to 1         (509,514)           (510)             510                                   -

Shares issued to escrow        10,000              10             (10)                                   -

Net loss for the period ended
January 31, 2005                                                                (7,451)            (7,451)
                          -----------     -----------     ------------     ------------     --------------
Balance, January 31, 2005     274,193             274        1,124,860      (1,145,837)           (20,703)
                          ===========     ===========     ============     ============     ==============








                 See accompanying notes to financial statements.



                                    Philadelphia Mortgage Corp.
                                   [A Development Stage Company]
                                     Statements of Cash Flows
                    For the Years Ended January 31, 2005 and 2004, and for the
              Period from Reorganization [November 3, 1999] through January 31, 2005



                                                                                           Reorganization
                                                       January 31,        January 31,     through January
                                                           2005              2004             31, 2005
                                                      --------------     ------------     ----------------
Cash Flows from Operating Activities
Net loss                                          $          (7,451) $        (1,529)  $          (20,703)
Adjustments to reconcile net loss to net cash provided by
operating activities:
    Increase in accounts payable                                 120                -                  120
    Increase in shareholder loan and accrued
    interest payable                                           7,331            1,529               20,583
       Net Cash from Operating Activities                          0                0                    0

Cash Flows from Investing Activities
       Net Cash from Investing Activities                          0                0                    0

Cash Flows from Financing Activities
       Net Cash from Financing Activities                          0                0                    0

Net Increase in Cash                                               0                0                    0
Beginning Cash Balance                                             0                0                    0
                                                      --------------     ------------     ----------------
Ending Cash Balance                               $                0   $            0   $                0
                                                      ==============     ============     ================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest          $                0   $            0   $                0
  Cash paid during the year for income taxes                       0                0                    0













                          See accompanying notes to financial statements.

                                    Philadelphia Mortgage Corp.
                                   [A Development Stage Company]
                                   Notes to Financial Statements
                                         January 31, 2005

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (a)    Organization

          Philadelphia Mortgage Corp. ("Company") was formerly Philadelphia Mortgage Trust, Inc., a Massachusetts Real Estate Investment Trust
          ("Trust"). The Trust was established in October of 1972, for the purpose of investing in real estate related assets. In 1983 the Trust entered Chapter 11 bankruptcy and did not come out until 1991. The Company continued as a business trust through 1998 when it disposed of all remaining assets. In November of 1999 the Trust created a wholly owned corporation called Philadelphia Mortgage Corp., a Nevada corporation for the purpose of re-capitalizing the Company and changing its domicile. On February 26, 2001, the business trust merged with the Nevada corporation, the survivor being Philadelphia Mortgage Corp. The Company is now in the development stage as it searches for new business opportunities.

          The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

          The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

               (c)    Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at January 31, 2005.

               (d)    Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               (e)    Property and Equipment

          The Company records property and equipment at cost. Depreciation is computed principally by use of the straight line method. Expenditures for maintenance and repairs are charged to expense as incurred. As of January 31, 2005, the Company has no property or equipment.

                                    Philadelphia Mortgage Corp.
                                   [A Development Stage Company]
                                   Notes to Financial Statements
                                         January 31, 2005
                                            [Continued]


NOTE 2         LIQUIDITY/GOING CONCERN

          The Company has accumulated a deficit of $20,703 during the development stage, currently has no assets, has reported no revenue for the period ended January 31, 2005, and has no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include a continued effort to develop business opportunities or to find a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3         INCOME TAXES

          The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. No provision has been made for income taxes in the financial statements because the Company has had no operations or income since reorganization. Loss carry forward amounts expire at various times through 2024.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at January 31, 2005 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

           Description                 Balance            Tax             Rate
---------------------------------   -------------   ---------------    ---------
Net operating loss                        $20,703            $3,105       15%
 Valuation allowance                                        (3,105)
                                                    ---------------
     Deferred tax asset 1/31/2005                                 0

          The valuation allowance has increased $1,117 from $1,988 as of January 31, 2004.

NOTE 4         RELATED-PARTY TRANSACTIONS

          During the periods ended January 31, 2005 and 2004, a shareholder paid expenses on behalf of the Company of $5,881 and $346, respectively. The Company has recorded a liability as of January 31, 2005 of $20,853, of which $2,633 is accrued interest. This loan bears interest at 10%, is unsecured and is payable on demand. The Company began accruing interest on the loan in February 2003.

                                    Philadelphia Mortgage Corp.
                                   [A Development Stage Company]
                                   Notes to Financial Statements
                                         January 31, 2005
                                            [Continued]

NOTE 5         COMMON STOCK

          As referenced in Note 1, the Company is the surviving entity of a Plan of Merger wherein the former Real Estate Investment Trust was merged with and into its wholly owned subsidiary for the purpose of making the Company a corporation domiciled in the state of Nevada. The Company retained the Trust's authorized 50,000,000 common shares, with 773,707 issued and outstanding on the merger date. The par value of the Company is $.001.

          On July 31, 2004 the Company reverse split it common stock on a basis of 3 to 1 rounding to the nearest whole share. After the reverse split there were 264,193 shares outstanding.

          On January 6, 2005 the Company authorized the issuance of 10,000 shares to be issued in the name of Philadelphia Mortgage Corp. and such shares are held at the Company's transfer agent to allow for shareholder of record discrepancies. Subsequent to the issuance there are 274,193 shares currently outstanding.

NOTE 6         SUBSEQUENT EVENT'S

          On March 2, 2005, the Company announced the execution of a Letter of Intent to acquire Thunderball Entertainment Inc., a Minnesota corporation (Thunderball), in exchange for 8,000,000 shares of its common stock that is comprised of "restricted securities" under Rule 144.

     In the event the acquisition of Thunderball is completed, then the operations of the Company will become those of Thunderball. Closing of the definitive agreement is subject to certain requirements including completion of final documentation, due diligence and other customary preclosing conditions. Thunderball is a development stage company that intends to develop and distribute products in the redemption game market. The redemption game market allows patrons to play games, receive "tickets" for playing the games and then redeem the tickets for prizes. The tickets utilized for these games include, for example, gift certificates, phone cards, gas cards, etc. These types of games are usually placed in bars and restaurants. There is no assurance that this transaction will be completed.

          On March 10, 2005 Donald R. Sarp resigned as a director of the Company. There were no disagreements between Mr. Sarp and the Company at the time of his resignation.

Item 8(a)  Controls and Procedures.
-----------------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.
------------------------------

     On March 2, 2005, subsequent to the date of this Annual Report, the Company announced the execution of a Letter of Intent to acquire Thunderball Entertainment Inc., a Minnesota corporation (Thunderball), in exchange for 8,000,000 shares of its common stock that is comprised of "restricted securities" under Rule 144.

     In the event the acquisition of Thunderball is completed, then the operations of the Company will become those of Thunderball. Closing of the definitive agreement is subject to certain requirements including completion of final documentation, due diligence and other customary preclosing conditions. Thunderball is a development stage company that intends to develop and distribute products in the redemption game market. The redemption game market allows patrons to play games, receive "tickets" for playing the games and then redeem the tickets for prizes. The tickets utilized for these games include, for example, gift certificates, phone cards, gas cards, etc. These types of games are usually placed in bars and restaurants. There is no assurance that this transaction will be completed, see the Company's 8-K Current Report, as filed with the Securities and Exchange Commission on March 2, 2005, and which is incorporated herein by reference. See Part III, Item 13.

     On March 10, 2005, subsequent to the period covered by this Annual Report, Donald R. Sarp resigned as a director of the Company. There were no disagreements between Mr. Sarp and the Company at the time of his resignation. For additional information, please see the Company's 8-K Current Report, as filed with the Securities and Exchange Commission on March 15, 2005 and which is incorporated herein by reference. See Part III, Item 13.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Quinton Hamilton      President,      07/04          *
                      Director

Jeff Keith            Vice President, 07/04          *
                      Director

Shane Kirk            Secretary/      07/04          *
                      Treasurer,
                      Director

Donald R. Sarp        Director        12/99       3/10/05

Donald R. Sarp        President       12/99       6/01/04

Travis T. Jenson      Vice President, 11/99       6/28/04
                      Director

Thomas J. Howells     Secretary/      12/99       6/28/04
                      Treasurer,
                      Director


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Jeff Keith, Vice President and director, is 33 years old. Mr. Keith graduated from the University of Utah in 1995 with a B.S. in Communications. Mr. Keith worked as a Business Manager for Acosta Sales and Marketing from January 1998 to October 2000. Mr. Keith is currently an Account Executive for Hormel Foods Corporation.

     Shane Kirk, Secretary and director, is 33 years old. Mr. Kirk graduated from the University of Utah in 1995 with a B.A. in Communications. Currently, Mr. Kirk is attending flight school in Salt Lake City, Utah, working on his commercial pilots license. Mr. Kirk has been employed by Catalina Marketing Corporation as a director of business development, with Market Logic, Inc. as a Manager of Manufacturer Sales and for A-1 International Foods.

     Quinton Hamilton, President and director, is 35 years old. Mr. Hamilton attended the University of Utah from 1990 to 1995, at which time he graduated with a B.A. Mr. Hamilton worked as an account representative/coordinator with the marketing firm of Scopes, Garcia and Carlisle, located in Salt Lake City, Utah, for two years ending in June 1997. Mr. Hamilton has worked as a Marketing Associate for City Search of Salt Lake City Utah, as an electronic customer relations manager for Reynolds and Reynolds and was employed by Siebl, the worlds leading provider of customer relationship management software. Currently, Mr. Hamilton is employed as the director of sales and marketing at Software Media.

Committees
----------

     There are no established committees. The Company does not currently have a financial expert serving on an audit committee as one does not currently exist.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     None; Not Applicable.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics.
---------------

     The Company is in the process of adopting a Code of Ethics for our executive officers. We expect to adopt such a Code of Ethics at our next Board of Directors meeting.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Form's 3, Statement of Beneficial Ownership, have been filed with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form's 3 on November 29, 2004.

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE
                                       Long Term Compensation
                 Annual Compensation     Awards          Payouts

(a)         (b)      (c)     (d)     (e)       (f)    (g)       (h)    (i)
                                                      Secur-
                                     Other            ities            All
Name and   Year or                   Annual   Rest-   Under-    LTIP   Other
Principal  Period   Salary  Bonus    Compen-  ricted  lying     Pay-   Comp-
Position   Ended     ($)    ($)      sat'n    Stock   Options   outs   ensat'n
------------------------------------------------------------------------------
Quinton   1/31/05     0     0        0         0      0         0       0
Hamilton  1/31/04     0     0        0         0      0         0       0
President,
Director

Jeff      1/31/05     0     0        0         0      0         0       0
Keith     1/31/04     0     0        0         0      0         0       0
Vice president,
Director

Shane     1/31/05     0     0        0         0      0         0       0
Kirk      1/31/04     0     0        0         0      0         0       0
Secretary,
Treasurer,
Director

Donald R. 1/31/05     0     0        0         0      0         0       0
Sarp      1/31/04     0     0        0         0      0         0       0
President,
Director

Travis T. 1/31/03     0     0        0         0      0         0       0
Jenson    1/31/02     0     0        0         0      0         0       0
Vice president,
Director

Thomas J. 1/31/03     0     0        0         0      0         0       0
Howells   1/31/02     0     0        0         0      0         0       0
Secretary,
Treasurer,
Director




     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending January 31, 2005, 2004, or 2003, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of January 31, 2005, with the computations being based upon 274,193 shares of common stock being outstanding.

                                        Number of Shares             Percentage
Name                                   Beneficially Owned           of Class (1)
----------------                        ------------------         -------------
Gene Howard & Belva Howard                      50,168                  18.33%
C/O Howard Windows & Bufogle PC
15 W 6th Street Suite 1500
Tulsa, OK 74119

Jenson Services, Inc*                           50,000                  18.23%
4685 South Highland Drive, Suite 202
Salt Lake City, UT 84117

Donald R. Sarp                                  46,667                  17.0%
Profit Sharing Plan
1007 Linden Drive
Jeanette, PA 15644

                                         -----------------          ------------
TOTALS:                                         146,835                 53.56%


     * Duane Jenson is the owner of Jenson Services, Inc., and may be deemed the beneficial owner of these shares due to his relationship with Jenson Services, Inc.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of 1/31/2005:

                                             Number of             Percentage of
Name and Address                        Shares Beneficially Owned     of Class *
----------------                        -------------------------     --------
Quinton Hamilton                                      -0-              -0-
2059 E. Royal Harvest Way, #21
Salt Lake City, Utah 84121

Jeff Keith                                            -0-              -0-
36250 Chittam Wood Place
Murrieta, CA 92562

Shane Kirk                                            -0-              -0-
1945 Westminster Avenue
Salt Lake City, Utah 84108


                                                  ----------         -------
TOTALS:                                               -0-              -0-



Changes in Control.
-------------------

     On March 2, 2005, the Company announced the execution of a Letter of Intent to acquire Thunderball Entertainment Inc., a Minnesota corporation
(Thunderball), in exchange for 8,000,000 shares of its common stock that is comprised of "restricted securities" under Rule 144.

     In the event the acquisition of Thunderball is completed, then the operations of the Company will become those of Thunderball. Closing of the definitive agreement is subject to certain requirements including completion of final documentation, due diligence and other customary preclosing conditions. Thunderball is a development stage company that intends to develop and distribute products in the redemption game market. The redemption game market allows patrons to play games, receive "tickets" for playing the games and then redeem the tickets for prizes. The tickets utilized for these games include, for example, gift certificates, phone cards, gas cards, etc. These types of games are usually placed in bars and restaurants. There is no assurance that this transaction will be completed, see the Company's 8-K Current Report, as filed with the Securities and Exchange Commission on March 2, 2005, and which is incorporated herein by reference. See Part III, Item 13.

     Except as discussed above, to the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of "Unregistered" and "Restricted" Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

        Form 8-K*, as filed March 2, 2005, regarding Letter of Intent;
                Item 7.01 Regulation FD
                Item 9.01 Exhibit; press release

        Form 8-K*, as filed March 15, 2005, regarding resignation of a director;
                Item 5.02 Departure of Director

     * These Current Reports on Form 8-K are hereby incorporated by reference.

Exhibits
--------

EX 31.1 Certification of Quinton Hamilton, the Company's President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Shane Kirk, the Company's Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32   Certification  of Quinton Hamilton and Shane Kirk pursuant to section 906 of the Sarbanes-Oxley Act of 2002


Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------

     The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended January 31, 2005 and 2004:

        Fee category                            2005            2004
        ------------                            ----            ----

        Audit fees                            $ 1,922         $     0

        Audited-related fees                  $ 1,381         $     0

        Tax fees                              $     0         $     0

        All other fees                        $     0         $     0
                                                -----           -----
        Total fees                            $ 3,303         $     0

     Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Forms 10-KSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PHILADELPHIA MORTGAGE CORP.



Date:  4-21-05                         By/S/ Quinton Hamilton
                                       Quinton Hamilton
                                       President and Director



     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                       PHILADELPHIA MORTGAGE CORP.



Date:  4-21-05                         By/S/ Quinton Hamilton
                                       Quinton Hamilton
                                       President and Director


Date:  4-21-05                         By/S/ Shane Kirk
                                       Shane Kirk
                                       Secretary/Treasurer and Director