Form 10QSB
period 2005-04-30
Philadelphia Mortgage Corp.
filed 2005-05-06
CIK 1301046

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 2005

                       Commission File Number:  000-50968


                          Philadelphia Mortgage Corp.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                       20-1667449
        ------                                       ----------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                            2059 E. ROYAL HARVEST WAY
                           Salt Lake City, Utah 84121
                           --------------------------
                    (Address of principal executive offices)

                 Issuer's Telephone Number:  (801) 557-9470

                                       N/A
                                     -------
          (Former Name or Former Address, if changed since last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)    Yes X   No___                 (2)    Yes X   No___

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                   May 4, 2005
                                     274,193

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the financial statements fairly present the financial condition of the Registrant.


                                   Philadelphia Mortgage Corp.
                                  [A Development Stage Company]
                                          Balance Sheet
                                         April 30, 2005
                                          [Unaudited]


                                             ASSETS

Assets:
  Current Assets:
                                                                                $                0
     Total Current Assets                                                                        0

                             Total Assets                                       $                0
                                                                                    ===============

                         LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Liabilities:
  Current Liabilities:
  Accounts payable                                                             $               120
  Shareholder loan - Note 4                                                                 22,651
  Accrued Interest Payable                                                                   3,580
     Total Current Liabilities                                                              26,351

                           Total Liabilities                                                26,351


Stockholders' Equity/(Deficit):
  Capital Stock -- 50,000,000 shares authorized having
  $.001 par value; 274,193 shares issued and
  outstanding - Note 5                                                                         274
  Additional Paid-in Capital                                                             1,124,860
  Deficit accumulated prior to the development stage                                    (1,125,134)
  Deficit accumulated during the development stage                                         (26,351)
                                                                                    ---------------
                 Total Stockholders' Equity/(Deficit)                                      (26,351)
                                                                                    ---------------
         Total Liabilities and Stockholders' Equity/(Deficit)                  $                 0
                                                                                    ===============



                         See accompanying notes to financial statements

                                               1


                                  Philadelphia Mortgage Corp.
                                 [A Development Stage Company]
                                    Statements of Operations
             For the Three Month Periods Ended April 30, 2005 and 2004 and for the
              Period from Reorganization [November 3, 1999] through April 30, 2005



                                               Three Months          Three Months         Reorganization
                                                   Ended                 Ended                through
                                                 April 30,             April 30,             April 30,
                                                   2005                  2004                  2005
                                             -----------------     -----------------     -----------------
Revenues                                 $                  0  $                  0  $                  0
Cost of Sales                                               0                     0                     0
  Gross Profit                                              0                     0                     0
  General & Administrative Expenses                      4,701                   46                22,771
                                             -----------------     -----------------     -----------------
     Operating Loss                                    (4,701)                  (46)              (22,771)
Other Expenses:
  Interest Expense                                        947                   359                 3,580
                                             -----------------     -----------------     -----------------
Net loss before income taxes                           (5,648)                 (405)              (26,351)
Provision for Income Taxes                                  0                     0                     0
                                             -----------------     -----------------     -----------------
Net Loss                                 $             (5,648) $               (405) $            (26,351)
                                             =================     =================     =================

Loss Per Share                           $              (0.02) $              (0.01) $              (0.10)
                                             =================     =================     =================
Weighted Average Shares
Outstanding                                           274,193               274,193               274,193
                                             =================     =================     =================










                         See accompanying notes to financial statements.

                                                2

                                   Philadelphia Mortgage Corp.
                                  [A Development Stage Company]
                                    Statements of Cash Flows
                 For the Three Months Ended April 30, 2005 and 2004, and for the
              Period from Reorganization [November 3, 1999] through April 30, 2005



                                                      Three Months      Three Months        Reorganization
                                                          Ended             Ended              through
                                                        April 30,         April 30,           April 30,
                                                          2005               2004                2005
                                                     ---------------    --------------     ----------------
Cash Flows from Operating Activities
Net loss                                           $         (5,648) $           (405) $           (26,351)
Adjustments to reconcile net loss to net cash provided by
operating activities:
    Increase in accounts payable                                  -                 -                  120
    Increase in shareholder loan and accrued
    interest payable                                          5,648               405               26,231
        Net Cash from Operating Activities                        0                 0                    0

Cash Flows from Investing Activities
        Net Cash from Investing Activities                        0                 0                    0

Cash Flows from Financing Activities
        Net Cash from Financing Activities                        0                 0                    0

Net Increase in Cash                                              0                 0                    0
Beginning Cash Balance                                            0                 0                    0
                                                     ---------------    --------------     ----------------
Ending Cash Balance                                $              0  $              0   $                0
                                                     ===============    ==============     ================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest           $              0  $              0   $                0
  Cash paid during the year for income taxes

       3

              Notes to Condensed Consolidated Financial Statements
                                 April 30, 2005


        PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2005.

Item 2.Management's Discussion and Analysis or Plan of Operation.

     In connection with the "safe harbor" provisions of federal securities laws, readers of this document and any document incorporated by reference herein, are advised that these documents contain both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

Plan of Operation.

     Except as otherwise discussed under Item 6, Reports on Form 8-K, hereinafter, the following discussion is as of the date of this Quarterly Report ended April 30, 2005. See Item 6, Reports on Form 8-K below. It is anticipated that the acquisition outlined therein will be completed on May 10, 2005.

     The Company has not engaged in any material operations in the period ending April 30, 2005, or for the previous 10 years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Colorado, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $50,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations

     The Company has had no operations during the quarterly period ended April 30, 2005, or for the previous 10 years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $5,648, stemming from general, administrative, accounting and interest expenses.

Liquidity

     At April 30, 2005, the Company had total current assets of $0 and total liabilities of $26,351.

Controls and Procedures

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None; not applicable.

Item 2.  Changes in Securities

         None; not applicable.

Item 3.  Defaults upon Senior Securities

         None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None; not applicable.

Item 5.  Other Information

         None; not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

31.1     302 Certification of Quinton Hamilton
31.2     302 Certification of Shane Kirk
32       906 Certification

(a)      Reports on Form 8-K

     Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 2, 2005 and incorporated herein by this reference.

     The following is an excerpt from the Item 99.1 disclosure contained in the in this Current Report on Form 8-K:

     On March 2, 2005, the Company announced the execution of a Letter of Intent to acquire Thunderball Entertainment Inc., a Minnesota corporation
(Thunderball), in exchange for 8,000,000 shares of its common stock that are comprised of "restricted securities" under Rule 144.

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

     A summary of any Exhibits is modified in its entirety by reference in the actual Exhibit.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Philadelphia Mortgage Corp.



Date: MAY 5, 2005                  By/S/ Quinton Hamilton
      ________________________     _________________________________________
                                   Quinton Hamilton, President and Director




Date: MAY 5, 2005                  By/S/ Shane D. Kirk
      ________________________     _________________________________________
                                   Shane Kirk, Secretary, Treasurer and
                                   Director