Form 10QSB
period 2005-06-30
Thunderball Entertainment, Inc.
filed 2005-08-11
CIK 1301046

United States
Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50968

Thunderball Entertainment, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1667449
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

800 Nicollet Mall, Suite 2690
Minneapolis, MN 55402
(Address of principal executive offices)

612-338-8948
(Issuer’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒     NO  ☐

APPLICABLE TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,600,000 shares of common stock outstanding as of August 1, 2005, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):  YES  ☐     NO  ☒

Thunderball Entertainment, Inc. and Subsidiary
Form 10-QSB
Quarter Ended June 30, 2005

Table of Contents

		Page No.
PART I	Financial Information	2

Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2005 (unaudited) and
	December 31, 2004 (audited)	2

	Consolidated Statements of Operations for the three and six months ended June 30, 2005
	and 2004 and for the period from inception to June 30, 2005 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004
	and for the period from inception to June 30, 2005(unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3.	Controls and Procedures	13

PART II	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		14

PART I - Financial Information
Item 1. Financial Statements
Thunderball Entertainment, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	As of June 30, 2005	As of December 31, 2004
	Unaudited	Audited
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$234,933	$1,000
Prepaid expenses	26,541	-
Total current assets:	261,474	1,000

Equipment, net	11,421	-
Total Assets:	$272,895	$1,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,426	$16,353
Accrued expenses	21,865	-
Loan payable - related party	-	1,000
Total current liabilities:	79,291	17,353

STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share:
Authorized shares--50,000,000
Issued and outstanding shares: 8,600,000 and none at June 30, 2005 and December 31, 2004, respectively	8,600	-
Additional paid-in capital	556,744	-
Deficit accumulated during development stage	(371,740)	(16,353)
Total stockholders’ equity:	193,604	(16,353)

Total liabilities and stockholders’ equity:	$272,895	$1,000

See accompanying notes to consolidated financial statements.

Thunderball Entertainment, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Inception through June 30,
	2005	2004	2005	2004	2005
OPERATING EXPENSES:
General and administrative	$316,129	$–	$355,387	$–	$371,740
Total Operating Expenses:	316,129	–	355,387	–	371,740

Net Loss:	$(316,129)	$–	$(355,387)	$–	$(371,740)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.04)	N/A	$(0.05)	N/A	$(0.08)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	8,323,077	N/A	6,861,326	N/A	4,549,084

See accompanying notes to consolidated financial statements.

Thunderball Entertainment, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,		Inception through June 30,
	2005	2004	2005
Operating activities
Net loss	$(355,387)	$-	$(371,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399	-	399
Common stock issued for distribution contract	10,000	-	10,000
Common stock issued for services	5,000	-	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(26,541)	-	(26,541)
Accounts payable	41,073	-	57,426
Accrued expenses	21,865	-	21,865
Net cash used in operating activities:	(303,591)	-	(303,591)

Investing activities
Purchases of equipment	(11,820)	-	(11,820)
Net cash used in investing activities:	(11,820)	-	(11,820)

Financing activities
Proceeds from sale of common stock, net of issuance costs	550,344	-	550,344
Proceeds from loan payable - related party	-	-	1,000
Payments on loan payable - related party	(1,000)	-	(1,000)
Net cash provided by financing activities:	549,344	-	550,344
Increase in cash and cash equivalents	233,933	-	234,933
Cash and cash equivalents at beginning of period	1,000	-	-
Cash at end of period:	$234,933	-	$234,933

See accompanying notes to consolidated financial statements.

Thunderball Entertainment, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(unaudited)

Note 1. Business Description.

Pursuant to an Amended and Restated Agreement and Plan of Merger dated as of May 3, 2005 (the “Merger Agreement”), by and among Thunderball Entertainment, Inc. (f/k/a Philadelphia Mortgage Corp., “Thunderball” or the “Company”), Philadelphia Mortgage Newco, Inc., a Minnesota corporation and wholly owned subsidiary of the Company (“Merger Subsidiary”), and Domino Entertainment, Inc., a Minnesota corporation (f/k/a Thunderball Entertainment, Inc. “Domino”), Merger Subsidiary merged with and into Domino, with Domino remaining as the surviving entity and a wholly owned operating subsidiary of the Company (the “Merger”). The Merger was effective as of May 13, 2005, upon the filing of Articles of Merger with the Minnesota Secretary of State (the “Articles of Merger,” and collectively referred to with the Merger Agreement as the “Plan of Merger”).

At the effective time of the Merger, the legal existence of Merger Subsidiary ceased, and all 8,000,000 shares of common stock of Domino that were outstanding immediately prior to the Merger and held by Domino’s shareholders were cancelled, with one share of common stock of Domino issued to the Company. Simultaneously, the former holders of Domino common stock received an aggregate of 8,000,000 shares of common stock of the Company, representing approximately 93.0% of the Company’s common stock outstanding immediately after the Merger. Additionally, pursuant to the Merger Agreement, the Company cancelled 133,334 shares of common stock held by the Company’s shareholders and issued 459,141 shares of restricted common stock to certain of the Company’s shareholders. Accordingly, there were 600,000 shares of common stock outstanding prior to the merger.

On May 18, 2005, the Company’s board of directors authorized and effected a change in the Company's name from Philadelphia Mortgage Corp. to Thunderball Entertainment, Inc. through a short-form merger with Thunderball Entertainment, Inc., a Nevada corporation and wholly-owned subsidiary of the Company. On May 24, 2005 the Company and Domino’s board of directors authorized a change in the name of the Company’s wholly-owned subsidiary from Thunderball Entertainment, Inc. to Domino Entertainment, Inc. The name changes were effective on May 19, 2005 and May 27, 2005, respectively.

Generally accepted accounting principles in the United States of America generally require that the company whose shareholders retain a majority interest in a business combination be treated as the acquiror for accounting purposes. As a result, for accounting purposes, the Merger was treated as a recapitalization of Domino rather than as a business combination. The assets and liabilities resulting from the reverse acquisition were the Domino assets and liabilities (at historical cost). There were no assets or liabilities on Thunderball’s books at the time of the merger. Accordingly, when the term “Company” is used herein, it is referring to business and financial information of Domino. The fiscal year for the Company has been changed from January 31 to December 31 to comport with the fiscal year for Domino.

The Company provides prepaid credit cards through convenient, easy to use self-service kiosks. Prepaid credit cards offer millions of consumers a cost effective and flexible means of managing personal assets, paying bills and taking advantage of the millions of retail locations that accept credit cards.

The Company is a development stage company that has not generated any revenues to date.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had a net loss for the period ended December 31, 2004 and for the three and six months ended June 30, 2005. The consolidated financial statements do not include any adjustments that might result from the Company not continuing as a going concern. To provide additional working capital, management intends to raise funds through equity financing. If the Company is not able to raise additional working capital, it would have a material adverse effect on the operations of the Company.

Note 2. Summary of Significant Accounting Policies.

Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2004 filed as Exhibit 99.1 of the Company’s Form 8-K filed on May 19, 2005.

The financial information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

Use of Estimates. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments. The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts payable, accrued expenses and loan payable - related party approximate fair value because of the short maturity of these instruments.

Cash and Cash Equivalents. The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Income Taxes. The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured.

Recent Accounting Pronouncement. In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Note 3. Shareholder’s Equity

Common Stock

In January 2005, Domino began a private placement which ended in February 2005 (the “Offering”). In the Offering, Domino sold a total of 5,500,000 shares of its common stock for a per share price of $0.01 (i.e., raising a gross total of $55,000). The Offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended.

In January 2005, Domino issued 1,000,000 shares of its common stock to Aurora Technology, Inc. (“Aurora”) pursuant to an agreement whereby Aurora transferred to Domino its rights to a distribution agreement by and between Aurora and Alta Co. Ltd. The agreement with Alta Co. Ltd. expires on January 1, 2007. The Company expensed the value of the shares of common stock issued to Aurora, $10,000, since there was no value assigned to future services related to the distribution agreement.

In January 2005, Domino entered consulting agreements with 4 individuals, each of which were shareholders of Domino. Domino issued a total of 500,000 shares of its common stock to the four individuals as compensation for the consulting services. The shares were valued at $.01 per share, based upon the last sales price of Domino common stock on the day the consulting agreements were executed, and charged to expense in January.

In February 2005, Domino began a second private placement which ended in March 2005 (the “Second Offering”). In the Second Offering, Domino sold a total of 1,000,000 shares of its common stock for a per share price of $0.50 (i.e., raising a gross total of $500,000). The Offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended.

At the effective time of the Merger, the legal existence of Merger Subsidiary ceased, and all 8,000,000 shares of common stock of Domino that were outstanding immediately prior to the Merger and held by Domino’s shareholders were cancelled, with one share of common stock of Domino issued to the Company. Simultaneously, the former holders of Domino common stock received an aggregate of 8,000,000 shares of common stock of the Company, representing approximately 93.0% of the Company’s common stock outstanding immediately after the Merger. Additionally, pursuant to the Merger Agreement, the Company cancelled 133,334 shares of common stock held by the Company’s shareholders and issued 459,141 shares of restricted common stock to certain of the Company’s shareholders.

Note 4. Loan Payable - Related Party

At December 31, 2004, the Company had an unsecured loan payable of $1,000. The loan was due upon demand and was non-interest bearing. In January 2005, the Company repaid the $1,000 loan payable - related party.

Note 5. Related Party Transactions

A company wholly-owned by Thunderball’s Chairman and former Chief Executive Officer and employing a director and Chief Financial Officer of Thunderball charged approximately $4,500 for rent during 2004 and $15,143 and $27,898 for rent and consulting services during the three and six months ended June 30, 2005, respectively. The rent agreement is month-to-month with a base rent of $3,000 per month.

A limited liability company, owned by the spouse and daughter of Thunderball’s Chairman and former Chief Executive Officer, loaned the Company $1,000 in October 2004. The loan was due upon demand and was non-interest bearing. The loan was repaid in January 2005.

Note 6. Subsequent Events

In July 2005, the Board of Directors approved the 2005 Stock Option Plan (2005 Plan”). Under the 2005 Plan the Company may issue options to purchase up to 1,500,000 shares of the Company’s common stock. The adoption of the 2005 Plan is subject to approval by the Company’s shareholders.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The accompanying management’s discussion and analysis of the Company’s consolidated financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited financial statements, and notes thereto, for the fiscal year ended January 31, 2005, included in our Annual Report on Form 10-KSB for the year ended January 31, 2005 and with Domino Entertainment, Inc.’s (f/k/a Thunderball Entertainment, Inc.) audited financial statements, and notes thereto, for the fiscal year ended December 31, 2004, included in our Current Report on Form 8-K, filed on May 19, 2005.

General

Pursuant to an Amended and Restated Agreement and Plan of Merger dated as of May 3, 2005 (the “Merger Agreement”), by and among Thunderball Entertainment, Inc. (f/k/a Philadelphia Mortgage Corp., “Thunderball” or the “Company”), Philadelphia Mortgage Newco, Inc., a Minnesota corporation and wholly owned subsidiary of the Company (“Merger Subsidiary”), and Domino Entertainment, Inc., a Minnesota corporation (f/k/a Thunderball Entertainment, Inc. “Domino”), Merger Subsidiary merged with and into Domino, with Domino remaining as the surviving entity and a wholly owned operating subsidiary of the Company (the “Merger”). The Merger was effective as of May 13, 2005, upon the filing of Articles of Merger with the Minnesota Secretary of State (the “Articles of Merger,” and collectively referred to with the Merger Agreement as the “Plan of Merger”).

At the effective time of the Merger, the legal existence of Merger Subsidiary ceased, and all 8,000,000 shares of common stock of Domino that were outstanding immediately prior to the Merger and held by Domino’s shareholders were cancelled, with one share of common stock of Domino issued to the Company. Simultaneously, the former holders of Domino common stock received an aggregate of 8,000,000 shares of common stock of the Company, representing approximately 93.0% of the Company’s common stock outstanding immediately after the Merger. Additionally, pursuant to the Merger Agreement, the Company cancelled 133,334 shares of common stock held by the Company’s shareholders and issued 459,141 shares of restricted common stock to certain of the Company’s shareholders. Accordingly, there were 600,000 shares of common stock outstanding prior to the merger.

On May 18, 2005, the Company’s board of directors authorized and effected a change in the Company's name from Philadelphia Mortgage Corp. to Thunderball Entertainment, Inc. through a short-form merger with Thunderball Entertainment, Inc., a Nevada corporation and wholly-owned subsidiary of the Company. On May 24, 2005 the Company and Domino’s board of directors authorized a change in the name of the Company’s wholly-owned subsidiary from Thunderball Entertainment, Inc. to Domino Entertainment, Inc. The name changes were effective on May 19, 2005 and May 27, 2005, respectively.

Generally accepted accounting principles in the United States of America generally require that the company whose shareholders retain a majority interest in a business combination be treated as the acquiror for accounting purposes. As a result, for accounting purposes, the Merger was treated as a recapitalization of Domino rather than as a business combination. The assets and liabilities resulting from the reverse acquisition were the Domino assets and liabilities (at historical cost). There were no assets or liabilities on Thunderball’s books at the time of the merger. Accordingly, when the term “Company” is used herein, it is referring to business and financial information of Domino. The fiscal year for the Company has been changed from January 31 to December 31 to comport with the fiscal year for Domino.

The Company provides prepaid credit cards through convenient, easy to use self-service kiosks. Prepaid credit cards offer millions of consumers a cost effective and flexible means of managing personal assets, paying bills and taking advantage of the millions of retail locations that accept credit cards.

Plan of Operation and Results of Operations

The Three and Six Months Ended June 30, 2005

The Company is a development stage company that has not generated any revenues to date.

General and Administrative Expenses. General and administrative expenses for the three and six months ended June 30, 2005 were $316,129 and $355,387, respectively. The general and administrative expenses for the three and six months ended June 30, 2005 primarily consisted of consulting fees, legal and professional fees and rent expense.

Net Loss. The Company incurred a net loss of $316,129 and $355,387 for the three and six months ended June 30, 2005, respectively. The net losses for the three and six months ended June 30, 2005 are primarily the result of the Company commencing operations in the prepaid debit card business which involve consulting, legal and professional and rent expenses.

Liquidity and Capital Resources. The Company had working capital of $182,183 and cash and cash equivalents of $234,933 at June 30, 2005. Cash used in operations was $303,591 for the six months ended June 30, 2005. For the six months ended June 30, 2005, the primary uses of cash were to fund the Company’s net loss and an increase in prepaid expenses. These uses were partially offset by non-cash charges related to common stock issued for a distribution contract and services and the uses were further partially offset by increases in accounts payable and accrued expenses. The Company incurred expenses of approximately $206,000 related to the merger between the Company, Merger Subsidiary and Domino.

Cash used in investing activities was $11,820 for the six months ended June 30, 2005. For the six months ended June 30, 2005 the Company used cash for capital expenditures.

Cash provided by financing activities was $549,344 for the six months ended June 30, 2005. In January 2005, Domino began a private placement which ended in February 2005 (the “Offering”). In the Offering, the Company sold a total of 5,500,000 shares of its common stock for a per share price of $0.01 (i.e., raising a gross total of $55,000). In February 2005, the Company began a second private placement which ended in March 2005 (the “Second Offering”). In the Second Offering, Domino sold a total of 1,000,000 shares of its common stock for a per share price of $0.50 (i.e., raising a gross total of $500,000).

The Company expects to spend a significant amount on development of is prepaid debit card dispensing machines and capital equipment purchases over the next twelve months, primarily as it places its machines in facilities. The Company expects that it will use debt and/or equity financing to purchase this equipment.

The Company also anticipates hiring additional personnel over the next 12 months as it executes its business plan in the prepaid debit card industry.

Management believes that its cash should be sufficient to satisfy its cash requirements through September 2005. The Company will need to obtain additional cash to meet its needs beyond that period and has been actively pursuing additional financing.

Risk Factors

We have no operating history and we anticipate incurring future losses.

We are in the early stages of developing a business plan to provide prepaid debit cards. We are therefore subject to all of the risks and uncertainties inherent in establishing a new business. We have no prior operating history for these products from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues or achieving profitability. In sum, we have very limited assets, very little operating revenue and uncertain prospects of future profitable operations. We cannot assure you that our operations will be successful and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, development of technology and the competitive environment in which we operate. We anticipate that we will incur losses in the near future.

We will need additional financing in the future and any such financing will likely be dilutive to our existing shareholders.

We will likely require additional sources of financing before we can generate revenues needed to sustain operations. In particular, management believes that the Company’s current cash is sufficient to continue operations only through September 2005. Our operations, as currently conducted or anticipated to be conducted, generate costs related to the exploration of additional business opportunities, as well as ongoing personnel, legal and accounting expenses. If we are unable to capitalize on existing opportunities or locate and act on other business opportunities, or if expenditures exceed our current expectations, we will be required to find additional sources of financing. Even if we successfully avail ourselves of current or future opportunities, additional financing may be required to expand or continue being involved in such opportunities.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks, loans from affiliates of the Company or other financial institutions. No assurance, however, can be given that we will be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or our entire business, discontinue our preparation and filing of public disclosure reports with the United States Securities and Exchange Commission, or dissolve the Company. If we successfully enter into a financing transaction, any additional equity or equity-linked financing would be dilutive to shareholders, and additional debt financing, if available, may involve restrictive covenants.

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We have had net losses for the period ended December 31, 2004 and for the three and six months ended June 30, 2005, and we had an accumulated deficit as of December 31, 2004 and June 30, 2005. Since the consolidated financial statements for these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern.

Furthermore, since we are pursuing a new line of business, this diminishes our ability to accurately forecast our revenues and expenses. Our ability to continue as a going concern depends, in large part, on our ability to raise sufficient capital through subsequent equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

The products to dispense prepaid debit cards critical to our future success have not been, and may never be, fully developed.

We intend to develop products for the dispensing of prepaid debit cards. The development process has not yet been completed and we cannot be certain that the products will work as anticipated and required for use in a highly regulated marketplace. The completion of the development of products to dispense prepaid debit cards remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet regulatory requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development, or abandonment of such system and its products. Consequently, there can be no assurance that products to dispense prepaid debit cards will be fully developed or successfully manufactured. Our failure to develop products to dispense prepaid debit cards will likely have a materially adverse effect on our business and prospects for future profitability.

Even if successfully developed, our products to dispense prepaid debit cards may not be accepted by the marketplace.

Our products to dispense prepaid debit cards, even if successfully tested, developed and manufactured, will be competing against existing competing products in the marketplace. There can be no assurance that the market will accept our products.

We will depend upon others for the manufacture of our products to dispense prepaid debit cards, which will subject our business to the risk that we will be unable to fully control the supply of our products to the market.

Our ability to develop, manufacture and successfully commercialize our proposed products depends upon our ability to enter into and maintain contractual and collaborative arrangements with others. We do not intend to manufacture any of our proposed products; but instead intend to retain contract manufacturers. There can be no assurance that any manufacturers will be able to supply our products in the required quantities, at appropriate quality levels or at acceptable costs. We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis. If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we would likely suffer interruptions of delivery while we arrange for alternative manufacturing sources. Any extended disruption in the delivery of products could result in our inability to satisfy customer demand for our products. Consequently, our inability to obtain alternative sources on a timely basis may have a material adverse effect on our business and results of operations.

Our reliance on third-party manufacturers and other third parties in other aspects of our business will reduce any profits we may earn from our products, and may negatively affect future product development.

As noted above, we currently intend to market and commercialize products manufactured by others, and in connection therewith we will likely be required to enter into manufacturing, licensing and distribution arrangements with third parties. These arrangements will likely reduce our product profit margins. In addition, the identification of new product candidates for development may require us to enter into licensing or other collaborative agreements with others. These collaborative agreements may require us to pay license fees, make milestone payments, pay royalties and/or grant rights, including marketing rights, to one or more parties. Any such arrangement will likely reduce our profits. Moreover, these arrangements may contain covenants restricting our product development or business efforts in the future.

We may not be able to enter into manufacturing agreements or other collaborative agreements on terms acceptable to us, if at all, which failure would materially and adversely affect our business.

We cannot be sure that we will be able to enter into manufacturing or other collaborative arrangements with third parties on terms acceptable to us, if at all, when and as required. If we fail to establish such arrangements when and as necessary, we could be required to undertake these activities at our own expense, which would significantly increase our capital requirements and may delay the development, manufacture and installation of our prepaid debit card dispensing machines. If we could not find ways of addressing these capital requirements, we would likely be forced to sell or abandon our business.

We are highly dependent on the services provided by certain executives and key personnel.

Our success depends in significant part upon the continued service of certain senior management and other key personnel. In particular, we are materially dependent upon the services of Tim Walsh, a director of the Company and our President and Chief Executive Officer. We do not have an employment agreement with Mr. Walsh, and if he should no longer serve the Company it would likely have a materially adverse impact on our business, financial condition and operations. The Company has not secured any “key person” life insurance covering the life of Mr. Walsh.

Our success also depends on our ability to identify, hire, train, retain and motivate highly skilled technical, managerial, sales and marketing personnel. We intend to hire a number of sales, business development, marketing, technical and administrative personnel in the future. Competition for such personnel is intense and there can be no assurance that we will successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to retain and attract the necessary technical, managerial, sales and marketing and administrative personnel could have a material adverse impact on our business, financial condition and operations.

Our officers and directors, together with certain affiliates, possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock.

As of July 13, 2005, our officers and directors collectively possessed beneficial ownership of 2,350,000 shares of our common stock, which represents approximately 27.3% of our common stock. Certain other significant shareholders, including D. Bradly Olah and Wayne W. Mills collectively possessed beneficial ownership of a total of 2,850,000 shares of common stock, which represents approximately 33.1% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 60.5% of our common stock. This represents a significant and controlling portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to wholly control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

Our common stock trades only in an illiquid trading market.

Trading of our common stock is conducted through the “pink sheets.” This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our Company and its common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

There is currently little trading volume in our common stock, which may make it difficult to sell shares of our common stock.

In general, there has been very little trading activity in our common stock. The relatively small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

Because it is a “penny stock,” you may have difficulty selling shares of our common stock.

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk- disclosure document prepared by the Securities and Exchange Commission. Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the foregoing thresholds in the foreseeable future.

The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions. As a result, there is generally less trading in penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

We have no intention of paying dividends on our common stock.

To date, we have not paid any cash dividends and do not anticipate the payment of cash dividends in the foreseeable future. Accordingly, the only return on an investment in shares of our common stock, if any, may occur upon a subsequent sale of such shares.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Estimates

The Company’s critical accounting policies are those (i) having the most impact on the reporting of its financial condition and results, and (ii) requiring significant judgments and estimates. Due to the incipient nature of operations, the Company does not believe it has any critical policies or procedures.

Recent Accounting Pronouncement

SFAS No. 154

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements made in this report which are not historical in nature, including but not limited to statements using the terms “may,”“expect to,”“believe,”“should,”“anticipate,” and other language employing a future aspect, are referred to as forward-looking statements, should be viewed as uncertain and should not be relied upon. Although our management believes that the results reflected in or suggested by these forward-looking statements are reasonable, all forward-looking statements involve risks and uncertainties and our actual future results may be materially different from the expectations expressed in such forward-looking statements. In particular, all statements included herein regarding activities, events or developments that the Company expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include those risk factors summarized above. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended January 31, 2005 and other recent filings with the SEC.

Item 3. Controls and Procedures

The Company carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness, as of June 30, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

PART II Other Information

Item 6. Exhibits

(a) Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THUNDERBALL ENTERTAINMENT, INC.

Date: August 11, 2005	By:	/s/ Tim J. Walsh
Tim J. Walsh President and Chief Executive Officer

THUNDERBALL ENTERTAINMENT, INC.

Date: August 11, 2005	By:	/s/ Brian D. Niebur
Brian D. Niebur Chief Financial Officer