Form 10QSB
period 2005-09-30
Thunderball Entertainment, Inc.
filed 2005-11-14
CIK 1301046

United States
Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50968

Ready Credit Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	20-1667449
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

800 Nicollet Mall, Suite 2690
Minneapolis, MN 55402
(Address of principal executive offices)

612-338-8948
(Issuer’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,600,000 shares of common stock outstanding as of November 1, 2005, par value $.001 per share.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Ready Credit Corporation and Subsidiary
Form 10-QSB
Quarter Ended September 30, 2005

Table of Contents

		Page No.

PART I	Financial Information	2

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2005 (unaudited) and
	December 31, 2004 (audited)	2

	Consolidated Statements of Operations for the three and nine months ended
	September 30, 2005 and 2004 and for the period from inception
	to September 30, 2005 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005
	and 2004 and for the period from inception to September 30, 2005 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	15

PART II	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PART I - Financial Information

Item 1. Financial Statements
Ready Credit Corporation and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	As of September 30, 2005	As of December 31, 2004
	Unaudited	Audited
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$95,854	$1,000
Prepaid expenses	23,503	-
Total current assets:	119,357	1,000

Equipment, net	10,436	-
Total Assets:	$129,793	$1,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$97,816	$16,353
Accrued expenses	54,813	-
Loan payable - related party	-	1,000
Total current liabilities:	152,629	17,353

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.001 per share:
Authorized shares--50,000,000
Issued and outstanding shares: 8,600,000 and none at September 30, 2005 and December 31, 2004, respectively	8,600	-
Additional paid-in capital	556,744	-
Deficit accumulated during development stage	(588,180)	(16,353)
Total stockholders’ deficit:	(22,836)	(16,353)

Total liabilities and stockholders’ deficit:	$129,793	$1,000

See accompanying notes to consolidated financial statements.

Ready Credit Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Inception through September 30,
	2005	2004	2005	2004	2005
OPERATING EXPENSES:
General and administrative	$216,440	$-	$571,827	$-	$588,180
Total Operating Expenses:	216,440	-	571,827	-	588,180

Net Loss:	$(216,440)	$-	$(571,827)	$-	$(588,180)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	N/A	$(0.08)	N/A	$(0.11)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	8,600,000	N/A	7,447,253	N/A	5,570,137

See accompanying notes to consolidated financial statements.

Ready Credit Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		Inception through September 30,
	2005	2004	2005
Operating activities
Net loss	$(571,827)	$-	$(588,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,384	-	1,384
Common stock issued for distribution contract	10,000	-	10,000
Common stock issued for services	5,000	-	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(23,503)	-	(23,503)
Accounts payable	81,463	-	97,816
Accrued expenses	54,813	-	54,813
Net cash used in operating activities:	(442,670)	-	(442,670)

Investing activities
Purchases of equipment	(11,820)	-	(11,820)
Net cash used in investing activities:	(11,820)	-	(11,820)

Financing activities
Proceeds from sale of common stock, net of issuance costs	550,344	-	550,344
Proceeds from loan payable - related party	-	-	1,000
Payments on loan payable - related party	(1,000)	-	(1,000)
Net cash provided by financing activities:	549,344	-	550,344
Increase in cash and cash equivalents	94,854	-	95,854
Cash and cash equivalents at beginning of period	1,000	-	-
Cash at end of period:	$95,854	$-	$95,854

See accompanying notes to consolidated financial statements.

Ready Credit Corporation. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(unaudited)

Note 1. Business Description.

Pursuant to an Amended and Restated Agreement and Plan of Merger dated as of May 3, 2005 (the “Merger Agreement”), by and among Ready Credit Corporation (f/k/a Thunderball Entertainment, Inc. and also f/k/a Philadelphia Mortgage Corp., “Ready Credit” or the “Company”), Philadelphia Mortgage Newco, Inc., a Minnesota corporation and wholly owned subsidiary of the Company (“Merger Subsidiary”), and Domino Entertainment, Inc., a Minnesota corporation (f/k/a Thunderball Entertainment, Inc., “Domino”), Merger Subsidiary merged with and into Domino, with Domino remaining as the surviving entity and a wholly owned operating subsidiary of the Company (the “Merger”). The Merger was effective as of May 13, 2005, upon the filing of Articles of Merger with the Minnesota Secretary of State (the “Articles of Merger,” and collectively referred to with the Merger Agreement as the “Plan of Merger”).

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

Generally accepted accounting principles in the United States of America generally require that the company whose shareholders retain a majority interest in a business combination be treated as the acquiror for accounting purposes. As a result, for accounting purposes, the Merger was treated as a recapitalization of Domino rather than as a business combination. The assets and liabilities resulting from the reverse acquisition were the Domino assets and liabilities (at historical cost). There were no assets or liabilities on Ready Credit’s books at the time of the Merger. Accordingly, when the term “Company” is used herein, it is referring to business and financial information of Domino. The Company expensed $205,768 of costs related to the Merger during the three months ended June 30, 2005. The fiscal year for the Company has been changed from January 31 to December 31 to comport with the fiscal year for Domino.

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

On August 16, 2005, the Company’s board of directors authorized and directed a change in the Company's name from Thunderball Entertainment, Inc. to Ready Credit Corporation. The name change was made effective by filings made with the Nevada Secretary of State on August 17, 2005.

The Company provides prepaid credit cards through convenient, easy to use self-service kiosks. Prepaid credit cards offer consumers a cost effective and flexible means of managing personal assets, paying bills and taking advantage of the millions of retail locations that accept credit cards.

The Company is a development stage company that has not generated any revenues to date.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had a net loss for the period ended December 31, 2004 and for the three and nine months ended September 30, 2005. The consolidated financial statements do not include any adjustments that might result from the Company not continuing as a going concern. To provide additional working capital, management intends to raise funds through equity financing. If the Company is not able to raise additional working capital, it would have a material adverse effect on the operations of the Company.

Note 2. Summary of Significant Accounting Policies.

Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2004 filed as Exhibit 99.1 of the Company’s Form 8-K filed on May 19, 2005.

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

Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and nine months ended September 30, 2005 and 2004.

Stock-Based Compensation. In accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 "Accounting for Stock Based Compensation", using the Black-Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, “Accounting for Stock Based Compensation.”

The Company applies APB No. 25 and related interpretations in accounting for its stock options and warrants issued to employees. Had compensation costs for the Company's stock options and warrants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been changed to the approximate pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception Through September 30,
	2005	2004	2005	2004	2005
Net loss:
As reported	$(216,440)	N/A	$(571,827)	N/A	$(588,180)
Pro forma	(229,708)	N/A	(585,095)	N/A	(601,448)

Basic and diluted net loss per common share
As reported	$(0.03)	N/A	$(0.08)	N/A	$(0.11)
Pro forma	(0.03)	N/A	(0.08)	N/A	(0.11)

Stock-based compensation
As reported	$-	N/A	$-	N/A	$-
Pro forma	13,268	N/A	13,268	N/A	13,268

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception Through September 30,
	2005	2004	2005	2004	2005
Risk Free interest rate	4.04%	N/A	4.04%	N/A	4.04%
Expected life	4.0 years	N/A	4.0 years	N/A	4.0 years
Expected volatility	87%	N/A	87%	N/A	87%
Expected dividends	0%	N/A	0%	N/A	0%

For the three and nine months ended September 30, 2005 and for the period from inception through September 30, 2005, 850,000 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. All common share equivalents are anti-dilutive in periods where the Company generates a net loss.

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

In February 2005, Domino began a second private placement which ended in March 2005 (the “Second Offering”). In the Second Offering, Domino sold a total of 1,000,000 shares of its common stock for a per share price of $0.50 (i.e., raising a gross total of $500,000). The Second Offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended.

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

Stock Options

The Company’s board of directors approved a stock option plan in July 2005 (“2005 Stock Option Plan”) to provide incentives to employees, directors, officers and consultants and under which 1,500,000 shares of common stock have been reserved for issuance. The options can be either incentive stock options or non-statutory stock options and are valued at the fair market value of the stock on the date of grant. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of non-statutory options may not be less than 100% of the fair market value of the stock on the date of grant. The adoption of the 2005 Stock Option Plan is subject to shareholder approval. Options for 850,000 shares at an exercise price of $1.01 of the Company’s common stock have been granted under the 2005 Stock Option Plan as of September 30, 2005.

Note 4. Loan Payable - Related Party

At December 31, 2004, the Company had an unsecured loan payable of $1,000. The loan was due upon demand and was non-interest bearing. In January 2005, the Company repaid the $1,000 loan payable - related party.

Note 5. Related Party Transactions

A company wholly-owned by a director and the former Chairman and Chief Executive Officer of the Company and employing a director and Chief Financial Officer of Ready Credit charged approximately $4,500 for rent during 2004 and $16,795 and $43,693 for rent and consulting services during the three and nine months ended September 30, 2005, respectively. The rent agreement is month-to-month with a base rent of $3,000 per month.

A limited liability company, owned by the spouse and daughter of a director and the former Chairman and Chief Executive Officer of the Company, loaned the Company $1,000 in October 2004. The loan was due upon demand and was non-interest bearing. The loan was repaid in January 2005.

Note 6. Subsequent Event

In November 2005, the Company issued two unsecured short-term promissory notes to two separate investors in exchange for a total of $250,000. All of the promissory notes will accrue interest at the rate of 10% per annum, and become due and payable in full upon the earlier of (i) May 10, 2006 and (ii) the earlier of (x) the Company’s completion of a financing transaction on or prior to December 7, 2005 which generates $750,000 in proceeds as a direct result of introductions made by Corporate Capital Management, L.L.C. to the Company or (y) the Company’s completion of a financing transaction which generates $1,000,000 in proceeds.

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

General

Pursuant to an Amended and Restated Agreement and Plan of Merger dated as of May 3, 2005 (the “Merger Agreement”), by and among Ready Credit Corporation (f/k/a Thunderball Entertainment, Inc. and also f/k/a Philadelphia Mortgage Corp., “Ready Credit” or the “Company”), Philadelphia Mortgage Newco, Inc., a Minnesota corporation and wholly owned subsidiary of the Company (“Merger Subsidiary”), and Domino Entertainment, Inc., a Minnesota corporation (f/k/a Thunderball Entertainment, Inc. “Domino”), Merger Subsidiary merged with and into Domino, with Domino remaining as the surviving entity and a wholly owned operating subsidiary of the Company (the “Merger”). The Merger was effective as of May 13, 2005, upon the filing of Articles of Merger with the Minnesota Secretary of State (the “Articles of Merger,” and collectively referred to with the Merger Agreement as the “Plan of Merger”).

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

Generally accepted accounting principles in the United States of America generally require that the company whose shareholders retain a majority interest in a business combination be treated as the acquiror for accounting purposes. As a result, for accounting purposes, the Merger was treated as a recapitalization of Domino rather than as a business combination. The assets and liabilities resulting from the reverse acquisition were the Domino assets and liabilities (at historical cost). There were no assets or liabilities on Ready Credit’s books at the time of the merger. Accordingly, when the term “Company” is used herein, it is referring to business and financial information of Domino. The Company expensed $205,768 of costs related to the Merger during the three months ended June 30, 2005. The fiscal year for the Company has been changed from January 31 to December 31 to comport with the fiscal year for Domino.

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

On August 16, 2005, the Company’s board of directors authorized and directed a change in the Company's name from Thunderball Entertainment, Inc. to Ready Credit Corporation. The name change was made effective by filings made with the Nevada Secretary of State on August 17, 2005.

The Company provides prepaid credit cards through convenient, easy to use self-service kiosks. Prepaid credit cards offer millions of consumers a cost effective and flexible means of managing personal assets, paying bills and taking advantage of the millions of retail locations that accept credit cards.

Plan of Operation and Results of Operations

The Three and Nine Months Ended September 30, 2005

The Company is a development stage company that has not generated any revenues to date.

General and Administrative Expenses. General and administrative expenses for the three and nine months ended September 30, 2005 were $216,441 and $571,828, respectively. The general and administrative expenses for the three and nine months ended September 30, 2005 primarily consisted of expenses related to the merger, consulting fees, legal and professional fees and rent expense.

Net Loss. The Company incurred a net loss of $216,441 and $571,828 for the three and nine months ended September 30, 2005, respectively. The net losses for the three and nine months ended September 30, 2005 are primarily the result of the Company commencing operations in the prepaid debit card business which involve consulting, legal and professional and rent expenses.

Liquidity and Capital Resources. The Company had working capital deficit of $33,272 and cash and cash equivalents of $95,854 at September 30, 2005. Cash used in operations was $442,670 for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, the primary uses of cash were to fund the Company’s net loss and an increase in prepaid expenses. These uses were partially offset by non-cash charges related to common stock issued for a distribution contract and services and the uses were further partially offset by increases in accounts payable and accrued expenses. The Company incurred expenses of approximately $206,000 related to the merger between the Company, Merger Subsidiary and Domino which was expensed during the three months ended June 30, 2005.

Cash used in investing activities was $11,820 for the nine months ended September 30, 2005. For the nine months ended September 30, 2005 the Company used cash for capital expenditures.

Cash provided by financing activities was $549,344 for the nine months ended September 30, 2005. In January 2005, Domino began a private placement which ended in February 2005 (the “Offering”). In the Offering, Domino sold a total of 5,500,000 shares of its common stock for a per share price of $0.01 (i.e., raising a gross total of $55,000). In February 2005, Domino began a second private placement which ended in March 2005 (the “Second Offering”). In the Second Offering, Domino sold a total of 1,000,000 shares of its common stock for a per share price of $0.50 (i.e., raising a gross total of $500,000). Domino incurred legal costs related to these private placements of approximately $5,000.

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

Management believes that its cash should be sufficient to satisfy its cash requirements through December 2005. The Company will need to obtain additional cash to meet its needs beyond that period and has been actively pursuing additional financing.

Risk Factors

We have no operating history and we anticipate incurring future losses.

We are in the early stages of developing a business plan to provide prepaid debit cards. We are therefore subject to all of the risks and uncertainties inherent in establishing a new business. We have no prior operating history for these products from which to evaluate our likelihood of success in operating our business, generating any revenues or achieving profitability. In sum, we have very limited assets, very little operating revenue and uncertain prospects of future profitable operations. We cannot assure you that our operations will be successful and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, development of technology and the competitive environment in which we plan to operate. We anticipate that we will incur losses for the foreseeable future.

We will need additional financing in the future and any such financing will likely be dilutive to our existing shareholders.

We will likely require additional sources of financing before we can generate revenues needed to sustain operations. In particular, management believes that the Company’s current cash is sufficient to continue operations only through December 2005. Our operations, as currently conducted or anticipated to be conducted, generate costs related to the exploration of additional business opportunities, as well as ongoing personnel, legal and accounting expenses. If we are unable to capitalize on existing opportunities or locate and act on other business opportunities, or if expenditures exceed our current expectations, we will be required to find additional sources of financing. Even if we successfully avail ourselves of current or future opportunities, additional financing may be required to expand or continue our involvement in such opportunities.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks or other financial institutions, loans from affiliates of the Company. No assurance, however, can be given that we will be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or our entire business, discontinue our preparation and filing of public disclosure reports with the SEC, or dissolve the Company. If we successfully enter into a financing transaction, any additional equity or equity-linked financing would be dilutive to our shareholders (including investors in this Offering), and additional debt financing, if available, may involve restrictive covenants.

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We have had net losses for the period ended December 31, 2004 and for the three and nine months ended September 30, 2005, and we had an accumulated deficit as of December 31, 2004 and September 30, 2005. Since the consolidated financial statements for these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern.

Furthermore, since we are pursuing a new line of business, this diminishes our ability to accurately forecast our revenues and expenses. Our ability to continue as a going concern depends, in large part, on our ability to raise sufficient capital through subsequent equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

The machines and software to dispense prepaid debit cards critical to our future success have not been, and may never be, fully developed.

We intend to develop machines and software to dispense prepaid debit cards. The development process, though commenced, has not yet been completed and we cannot be certain that the products will work as anticipated and required for use in a highly regulated marketplace. Our completion of the development of products to dispense prepaid debit cards remains subject to all the risks associated with the development and manufacture of new products based on innovative technologies, including unanticipated technical or other problems, failures to meet regulatory requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development, any or all of which could result in a change in the design, delay in the development, or abandonment of such system and its products. Consequently, there can be no assurance that products to dispense prepaid debit cards will be fully developed or successfully manufactured. Our failure to develop products to dispense prepaid debit cards will likely have a materially adverse effect on our business and prospects for future profitability.

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

Our success depends in significant part upon the continued service of certain senior management and other key personnel. In particular, we are materially dependent upon the services of Tim Walsh, a director of the Company and our President and Chief Executive Officer. We do not have an employment or post-employment non-compete agreement with Mr. Walsh. If he should no longer serve the Company it would likely have a materially adverse impact on our business, financial condition and operations. The Company has not secured any “key person” life insurance covering the life of Mr. Walsh.

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

We operate in a competitive environment.

The market for prepaid credit cards is a difficult one in which to compete as there are a number of established companies that compete with our current and planned products. Eufora, UniRush Financial Services, Purpose Solutions, LLC and CashPass Network, in particular, enjoy established market position in the prepaid market. The development of a successful new product by a competitor could adversely affect the market demand for our products and impair our ability to generate sales. Similarly, if well-established companies were to focus their resources on developing financial kiosks to dispense instant prepaid credit cards, our ability to capitalize on the perceived market opportunities could be significantly impaired.

We have limited trademark rights, copyrights, or proprietary business methods.

We currently have limited proprietary patents, trademark right or copyrights relating to our business. We expect to seek protection of our trademark rights and other intellectual property rights as necessary to protect our business. However, there is no assurance that we will be able to obtain intellectual property rights relating to any aspects of our business, and we may discover that a third party possess rights to intellectual property necessary for our business, which could require us to enter into a license agreement with such third party on terms that may not be favorable to us. Moreover, there can be no assurance that a third party would license technology to us on any terms.

Our officers and directors, together with certain affiliates, possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock.

As of October 14, 2005, our officers and directors collectively possessed beneficial ownership of 2,450,000 shares of our common stock, which represents approximately 28.5% of our common stock. D. Bradly Olah possessed beneficial ownership of a total of 1,700,000 shares of common stock, which represents approximately 19.8% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 48.3% of our common stock. This represents a significant portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to significantly control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

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

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk- disclosure document prepared by the SEC. Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the foregoing thresholds in the foreseeable future.

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

Item 3. Controls and Procedures

The Company carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness, as of September 30, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

READY CREDIT CORPORATION

Date: November 14, 2005	By:	/s/ Tim J. Walsh

	Title:	President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Brian D. Niebur

	Title:	Chief Financial Officer (Principal Accounting Officer)