Form 10KSB
period 2005-12-31
READY CREDIT CORP
filed 2006-03-31
CIK 1301046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 000-50968

Ready Credit Corporation

Nevada	20-1667449
State of Incorporation	I.R.S. Employer Identification No.

800 Nicollet Mall, Suite 2690
Minneapolis, MN 55402
(Address of principal executive offices)

612-338-8948
(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act: common stock, par value $.01

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The Company’s revenues from operations for the fiscal year ended December 31, 2005 totaled $0.

The aggregate market value of the common stock held by nonaffiliates of the registrant as of February 1, 2006 was approximately $5,925,000 based on the average of the closing bid and asked price of the registrant’s common stock on such date. The number of shares outstanding of the registrant’s common stock, as of February 1, 2006 was 8,350,000.

Transitional Small Business Issuer Format (Check One):

Yes ☐ No ☒

READY CREDIT CORPORATION

This annual report on Form 10-KSB contains certain statements that are “forward-looking statements” under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and includes, among other things, discussions of the Company’s business strategies, future operations and capital resources. Words such as, but not limited to, “may,” “likely,” “anticipate,” “expect” and “believes” indicate forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are generally reasonable, it can give no assurance that such expectations will ultimately prove to be correct. Generally, these statements relate to business plans and strategies, projected or anticipated benefits or other consequences of market conditions and opportunities, business plans or strategies, projections involving anticipated sales and revenues, expenses, projected future earnings and other aspects of operational results. All phases of the Company’s operations are subject to a number of uncertainties, risks and other influences, most of which are outside the Company’s control, and any one or combination of which could materially and adversely affect the results of the Company’s operations, and also, could affect whether any such forward-looking statements contained in this annual report ultimately prove to be accurate. Important factors that could cause actual results to differ materially from the Company’s expectations are summarized above, as well as in the section of this annual report captioned “Risk Factors.” The forward-looking statements contained in this annual report are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those contained in such forward-looking statements. Therefore, readers are cautioned not to put undue reliance on forward-looking statements.

PART I

Item 1. Description of Business

Overview

The Company intends to provide prepaid credit cards through convenient, easy to use self-service kiosks. Prepaid credit cards offer consumers a cost effective and flexible means of managing personal assets, paying bills and taking advantage of the millions of retail locations that accept credit cards.

Our History

Pursuant to an Amended and Restated Agreement and Plan of Merger dated as of May 3, 2005 (the “Merger Agreement”), by and among Ready Credit Corporation (f/k/a Thunderball Entertainment, Inc. and also f/k/a Philadelphia Mortgage Corp., the “Company” or “Ready Credit”), Philadelphia Mortgage Newco, Inc., a Minnesota corporation and wholly owned subsidiary of the Company (“Merger Subsidiary”), and Domino Entertainment, Inc., a Minnesota corporation (f/k/a Thunderball Entertainment, Inc., “Domino”), Merger Subsidiary merged with and into Domino, with Domino remaining as the surviving entity and a wholly owned operating subsidiary of the Company. The merger was effective as of May 13, 2005.

Prior to the merger and pursuant to the Merger Agreement, the Company cancelled 133,334 shares of common stock held by the Company’s pre-merger shareholders and issued 459,141 shares of restricted common stock to certain pre-merger shareholders. As a result, there were 600,000 shares of Company common stock outstanding prior to the merger. At the effective time of the merger, the legal existence of Merger Subsidiary ceased, and all 8,000,000 shares of common stock of Domino that were outstanding immediately prior to the merger and held by Domino’s shareholders were cancelled, with one share of common stock of Domino issued to the Company. Simultaneously, the former holders of Domino common stock received an aggregate of 8,000,000 shares of common stock of the Company, representing approximately 93.0% of the Company’s common stock outstanding immediately after the Merger.

Generally accepted accounting principles in the United States of America generally require that the company whose shareholders retain a majority interest in a business combination be treated as the acquiror for accounting purposes. As a result, for accounting purposes, the merger was treated as a recapitalization of Domino rather than as a business combination. The assets and liabilities resulting from the reverse acquisition were the Domino assets and liabilities (at historical cost). There were no assets or liabilities on the Company’s books at the time of the merger. In addition, the Company’s fiscal year has been changed from January 31 to December 31 to correspond with the fiscal year for Domino.

On May 19, 2005, the Company changed its name from Philadelphia Mortgage Corp. to Thunderball Entertainment, Inc. through a short-form merger with Thunderball Entertainment, Inc., as permitted under Nevada law. On May 27, 2005 the Company changed the name of its wholly-owned subsidiary from Thunderball Entertainment, Inc. to Domino Entertainment, Inc. On August 17, 2005, the Company changed its name to Ready Credit Corporation as permitted under Nevada law.

The Company is a development stage company that has not generated any revenues to date.

The Company

The Company, now known as Ready Credit Corporation, is currently developing an easy-to-use self-service kiosk, the “ReadySTATION,” which we expect will dispense association branded prepaid credit cards. The Company intends to market the cards under the ReadyCARD brand. The anticipated primary activities of the Company are to: (i) secure high performing ReadCARD placement locations throughout the United States; (ii) market and support the card through a Company website; (iii) build a nationally recognized brand presence for “ReadyCARD”; and (iv) develop and market new services and programs for card holders.

The Company plans to secure high performing locations for the ReadySTATIONs, selected to target the Company’s intended customer demographic and meet site-traffic requirements. In this regard, the Company believes that its most likely customer will be the consumer who is underbanked or unbanked. In addition, the Company anticipates that placement locations will be located primarily in high traffic, heavy transaction volume businesses catering to the socioeconomic profile of the unbanked and underbanked consumer. Examples of locations that we believe will likely match our placement criteria include: convenience stores, grocery stores, check-cashing services, pawn shops and dollar stores. We hope to build a strong brand presence in our targeted geographic areas. Our goal is to achieve market saturation in targeted geographic areas where large concentrations of our potential customers live, work and shop.

The prepaid credit/debit market is projected to grow from annual expenditures of $33 billion in 2004 to an estimated $223 billion in 2009 (Source: Pelorus Group, 2004). Although there are currently a large number of prepaid credit/debit cards marketed in a variety of locations, the Company believes that it has developed a unique product solution to offer to consumers and location partners. Specifically, the Company believes the ReadyCARD will be the only association card that can be instantly acquired directly from a self-service kiosk. Once fully developed, we believe the privacy feature of our card will allow consumers to purchase a card without providing any personal information. The ReadyCARDs are also being designed such that they can be reloaded at any ReadySTATION. The Company believes that the ease of use of the ReadySTATION will appeal to a large number of customers who want a fast, hassle-free transaction.

The Company has entered into a contract with NCR Corporation to develop the ReadySTATION hardware and to develop the software for this device. NCR Corporation is widely recognized as an industry leader in the self-service kiosk industry. In addition, the Company has entered into a sponsorship agreement with Palm Desert National Bank to sponsor and issue our ReadyCARDSs. We are still in the process of finalizing agreements with card processing vendors to support the introduction of our ReadyCARDs.

The Company plans to install and test its first ReadySTATIONs in the second quarter of 2006. The Company intends to place approximately 20 stations in a variety of locations in Minnesota and Texas to measure card sales, reload frequency, customer profiles and other performance measures. Thereafter, we anticipate that the full roll-out of ReadySTATIONs will also begin during the second quarter of 2006.

The Company anticipates that its revenues will be derived from card fees which include card issuance, reload, monthly participation, ATM usage, and a variety of other fees.

We expect to develop a number of other revenue-producing services and product offerings to make available to Ready Credit card holders as the business develops and the number of cardholders grows. For example, we expect to explore the possibilities of offering credit building reporting, insurance, long distance service, wireless services, tax preparation and micro and payday loans.

Industry Background

The growth and acceptance of a variety of prepaid cards began with long distance prepaid cards. Along with long distance prepaid cards, came wireless prepaid and gift card offerings. Gift cards have become widely accepted and used among all consumer demographic groups as a convenient means of purchasing goods and services. Nearly every major retailer or business chain selling to consumers now offers some type of gift card. The Pelorus Group estimates growth in the following prepaid market segments:

•	wireless services growing from $1 billion in 1998 to $24 billion in 2007;
•	gift cards growing from $61 billion in 2002 to $132 billion in 2007; and
•	prepaid credit/debit cards growing from $33 billion in 2004 to $223 billion in 2009.

The two main card systems utilized in the prepaid credit/debit card market are “closed-loop” and “open-loop.” The “closed-loop” system can only be used for the issuers’ products or for limited purposes, such as prepaid gift cards at retailers like Barnes & Noble, Target or Old Navy. “Open-loop” systems offer consumers the ability to utilize their cards for multiple purposes, such as making purchases at a variety of stores or paying bills. Examples of open-loop cards in the marketplace today include payroll cards, general spending cards, government benefit program cards, child support cards, insurance claim cards, flexible savings account cards, and a large number of prepaid credit cards offered by banks and independent sales operators. Our ReadyCARD is designed to be an “open-loop” card system.

Because it is designed as a prepaid card, it is anticipated that the ReadyCARD will offer benefits over traditional account-based debit cards both to the Company and to the consumer. For the Company, with the card as it is currently designed, there will be no risk of overdrafts by consumers. For the consumer, the ReadyCARD is intended to provide all the immediate benefits that consumers of traditional debit cards enjoy, with the convenience of unsecured credit cards and bank account debit cards.

Industry leaders contend that prepaid products have not reached their full potential in combining different types of functionality and features. Ready Credit intends to offer the types of functionality listed as most innovative and needed for prepaid cards: reloadability and ease of acquisition.

Currently, most prepaid credit and debit cards are being marketed to the 20 to 66 million American households that are unbanked or underbanked. The unbanked and underbanked tend to be younger, lower income individuals. Many of the underbanked conduct their financial transactions outside of banks even though they may have a savings or checking account.

Our Strategy

The primary anticipated business strategy of Ready Credit Corporation is to gain card-holder customers and issue ReadyCARDs. The Company anticipates that the cards will be issued through two channels: the ReadySTATION and the Company’s website which will be located at www.myreadycard.com.

The Company plans to place the ReadySTATION in high traffic, high transaction locations. Such locations include grocery stores, convenience stores, dollar stores, check cashing locations and other locations frequented by the Company’s targeted customers. The Company intends to maintain title and ownership of the stations and pay all associated costs for the purchase, installation and maintenance of the stations. It is anticipated that the locations will not charge the Company for placement, but rather that the Company will pay the locations a portion of the fees charged for cards issued. The Company intends to establish a performance-based payment schedule whereby locations will have the ability to earn higher payments for greater card issuance results. The Company plans to provide on-site marketing support to the locations initially in the way of “greeters” or other trained personnel to assist consumers in understanding the benefits of the ReadyCARD and the operation of the ReadySTATION. It is anticipated that greeters will also help train location personnel. Greeter resources are planned to be deployed for specific time periods during the initial deployment to assist in building card issuance momentum and brand/product awareness. In addition, the Company intends to bolster consumer awareness of locations through marketing campaigns and promotions.

The Company also plans to host a user-friendly website which will issue ReadyCARDs. It is anticipated that visitors to the site will be able to purchase a card with another credit card or by mailing in a check or money order to the Company. The Company plans to index the website with all the major search engines. In addition, the Company plans to enter into bounty arrangements with other high traffic sites and pay for successful click through traffic that results in the purchase of a ReadyCARD.

The Company believes that its product advantages are ease of acquisition, convenient locations for card services, bill payment capability, card privacy, reloadability and remittance features. The overall brand image of “Ready Credit” has been envisioned to embrace these advantages. As part of its strategy to issue cards and gain card holders, the Company intends to highlight the following advantages of its products:

•	Ease of Acquisition: Any person with a minimum of $20 in cash can obtain a ReadyCARD.
•
Convenient Locations:  ReadySTATIONs will be located in a variety of types of locations in small geographic areas to ensure multiple easy access. Card holders will be able to acquire cards, reload cards and check card balance from any ReadySTATION.

•	Bill Payment: The ReadyCARD will offer bill pay options. Because many card holders are Unbanked, the functionality of paying bills without using checking accounts or money orders is important.
•
Card Privacy: It is anticipated that no personal information will be collected from consumers who acquire the card from the ReadySTATION. Card holders that wish to have a personalized card may call a 1-800 customer service number, supply a verifiable address and be issued a personalized card with their name on the card.

•	Reloadability: The ability to reload cards at a variety of locations will increase the use, convenience and potentially the length of time card holders maintain their cards.
•
Remittance Features: ReadyCARDs can help enable consumers to send money to friends and family in other countries. Duplicate cards can be issued and one card can be sent to family while the other card stays in the United States and is reloaded with additional funds.

Marketing and Sales

Our business plan involves building our ReadyCARD into a recognizable national brand through visible in-store ReadySTATION presence, promotions supported by our locations partners, a high traffic website and a large number of card holders.

The Company plans to establish in-store ReadySTATION locations through a variety of sales channels, including: (i) partnering with large retail companies that control a large number of locations nationwide; (ii) partnering with regional retail companies that control locations based in states or regions; and (iii) targeting sales efforts towards single locations and franchises. The Company intends to build an internal sales organization to call on and support all sales channels.

The anticipated focus of the Company’s internal sales organization is to find high performing locations (locations that issue cards that meet or exceed our revenue goals) and to establish relationships with a variety of businesses that allow the Company to reach our desired customers effectively. The Company plans to concentrate its marketing efforts on building awareness of the ease of acquisition of credit and the convenience of the ReadyCARD. It is anticipated that in-store support of card issuance will be achieved through trained store personnel and contracted marketing individuals who will engage prospective customers, describe the benefits and features of the ReadyCARD and demonstrate or assist customers in acquiring a new card. The Company plans to print all product literature and brochures in English and Spanish and make such literature available at all locations at the check-out counter as well as at the ReadySTATION.

Anticipated location placement will be in socio-economic and demographic areas with a high concentration of unbanked and underbanked individuals. The Company anticipates having ReadySTATIONs in varied types of locations including convenience stores, grocery stores, check cashing businesses, dollar stores and other locations matching our criteria, with a focus on high drive traffic areas. The Company’s goal is to establish locations such that consumers will be able to acquire a ReadyCARD and reload their card at a variety of convenient locations in their neighborhood. The Company intends to focus its initial location placements in states with the highest concentration of consumers that match our desired profile. From our initial research, these states include: California, Texas, Florida and Arizona. In addition, the Company plans to target select geographic areas of Minnesota. Expansion beyond these initial states will be determined based on location partnerships and our gained understanding of the market.

The Company website, www.myreadycard.com, is intended to be an easy to navigate, comprehensive resource for prospective customers existing card holders, and ReadySTATION location merchants. The website is designed such that consumers will be able to learn about the benefits of the ReadyCARD, acquire a card online, access card terms and conditions, check their card balance, reload their card, find the nearest ReadySTATION location by zip code, check their card purchase history or send an inquiry to customer service. The Company plans to index the website with all of the major Internet search engines and enter into select online advertising arrangements.

Competition

The prepaid credit card market is a relatively new market. There are a large number of companies providing cards and services to this market with new entries into the market almost daily. To date, all companies appear to be targeting the same demographic - underbanked and unbanked - and doing so in the same manner. For instance, nearly all companies are offering cards that are available online or at retailer locations. In all cases researched by the Company, these cards required individuals to supply personal information before obtaining the card. In most cases, new card customers receive their cards in the mail in one to two weeks after applying. While the Company was unable to find any company that offers an “instant issue” card through a self-service kiosk, the Company has identified a number of prepaid cards that may emerge as our main competitors:

•	Eufora, www.eufora.com. The Eufora card is primarily marketed online and is issued by BankFirst.
•	UniRush Financial Services, www.rushcard.com. The Rush card is primarily marketed through online and is issued by Manufacturers and Traders Trust Company.
•	Purpose Solutions, LLC, www.purposecard.com. The Purpose card is primarily marketed through online and in select retail locations. The card is issued by KeyBank National Association.
•	CashPass Network, www.cashpass.com. The CashPass card is primarily marketed through pawn shop locations and is issued by MetaBank.
•	Other competitors that may enter the prepaid market are banks such as Bank of America, CitiBank, U.S. Bank and other large banks that today issue traditional unsecured credit cards.

Intellectual Property

The Company believes that there are a number of aspects of the process and technology with regards to prepaid debit cards to be issued through its ReadySTATION that may be patentable, and is investigating the feasibility of pursuing patent protections. The Company is also pursuing trademark registration for several of the names that it intends to use in its business.

Employees

As of March 1, 2006, we had three full-time employees, including our Chief Executive Officer. We utilize a consultant as our Chief Financial Officer. We anticipate hiring additional staff in the coming months as we develop our business.

Risk Factors

We have no operating history and we anticipate incurring future losses.

We are in the early stages of operating a business to provide prepaid debit cards. We are therefore subject to all of the risks and uncertainties inherent in establishing a new business. We have no prior operating history for these products from which to evaluate our likelihood of success in operating our business, generating any revenues or achieving profitability. In sum, we have very limited assets, no operating revenue and uncertain prospects of future profitable operations. Our operations may not be successful and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, development of new technology and the competitive environment in which we plan to operate. We anticipate that we will incur losses for the foreseeable future.

We will need additional financing in the future and any such financing will likely dilute our existing shareholders or involve covenants restricting our operations.

We will likely require additional financing before we can generate revenues needed to sustain operations. In particular, we believe that our current cash is sufficient to continue current and anticipated operations only through April 2006. Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks or other financial institutions, and loans from affiliates of the Company. No assurance, however, can be given that we will be able to obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or our entire business, discontinue our preparation and filing of public disclosure reports with the SEC, or dissolve the Company. If we are able to obtain financing, any additional equity or equity-linked financing would dilute our shareholders, and any additional debt financing may involve certain operational restrictions.

Visa or MasterCard has not formally approved our entire business plan and model, and our failure to obtain such approval would be materially adverse to our business plans.

Currently, our entire business plan and model has not been formally approved by either Visa or MasterCard and we have no agreements with either entity. Our business plan and model critically relies on obtaining such an approval and agreement. If we are unable to obtain such an approval, we would likely be forced to materially alter our plans and model and may be forced to abandon the business.

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We have had net losses for the year ended December 31, 2005 and the three month period ended December 31, 2004 and we had an accumulated deficit as of December 31, 2005 and 2004. Since the consolidated financial statements for these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing a new line of business, this diminishes our ability to accurately forecast our revenues and expenses. At this time, we believe our ability to continue as a going concern depends, in large part, on our ability to raise sufficient capital through subsequent financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

The machines and software to dispense prepaid debit cards critical to our future success have not been, and may never be, fully developed.

We intend to develop machines and software to dispense prepaid debit cards. The development process, though commenced, has not yet been completed and we cannot be certain that the machines and software will work as anticipated and required for use in a highly regulated marketplace. Our successful development of these items remains subject to all the risks associated with the development and manufacture of products based on new technologies, including unanticipated technical or other problems, failures to meet regulatory requirements or performance objectives, and the possible insufficiency of the funds allocated for the completion of such development. Any of these failures could result in a change in the design, delay in the development, or complete abandonment of our current plans for these machines and software. Consequently, there can be no assurance we will ever successfully develop and manufacture products to dispense prepaid debit cards. Our failure to develop these items will likely have a materially adverse effect on our business and prospects for future profitability.

Even if successfully developed, our prepaid debit cards may not be accepted by the marketplace.

Even if we successfully test, develop and manufacture software and machines to dispense prepaid debit cards, the marketplace may not accept our prepaid debit cards due to our failure to successfully compete against products, lack of general demand, changing technology, or other reasons.

We will depend upon others to manufacture our card-dispensing products, and as a result we will be unable to fully control the supply of our products to the market.

Our ability to develop, manufacture and successfully commercialize our proposed products depends upon our ability to enter into and maintain contractual and collaborative arrangements with others. We do not intend to manufacture any of our proposed products; but instead intend to retain contract manufacturers. These manufacturers may not be able to supply our products in the required quantities, at appropriate quality levels or at acceptable costs. We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fill orders and place machines on a timely basis. If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we would likely suffer interruptions of delivery while we arrange for alternative manufacturing sources. Any extended disruption in the delivery of products could result in our inability to satisfy customer demand for our products. Disruptions in the delivery of our products, even for short periods, may have a materially adverse effect on our business and results of operations.

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

We may not be able to enter into manufacturing or other collaborative arrangements with third parties on terms acceptable to us, if at all, when and as required. If we fail to establish such arrangements when and as necessary, we could be required to undertake these activities at our own expense, which would significantly increase our capital requirements and may delay the development, manufacture and installation of our prepaid debit card dispensing machines. If we could not find ways of addressing these capital requirements, we would likely be forced to sell or abandon our business.

We are highly dependent on the services provided by certain executives and key personnel.

Our success depends in significant part upon the continued service of certain senior management and other key personnel. In particular, we are materially dependent upon the services of Tim Walsh, a director of the Company and our President and Chief Executive Officer. If he should no longer serve the Company it would likely have a materially adverse impact on our business, financial condition and operations. We do not have an employment or non-compete agreement with Mr. Walsh. In addition, the Company has not secured any “key person” life insurance covering the life of Mr. Walsh.

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

We operate in a highly competitive environment.

We believe it will be difficult to compete in the market for prepaid credit cards because there are a number of established companies that currently offer products and services that will compete directly with our prepaid debit cards. In particular, Eufora, UniRush Financial Services, Purpose Solutions, LLC and CashPass Network enjoy established market position in the market for prepaid debit cards. If these well-established companies were to focus their resources on developing financial kiosks to dispense instant prepaid credit cards, our ability to capitalize on the perceived market opportunities could be significantly impaired. Moreover, these competitors (and others) may be better able to provide similar products and services (and a wider range of products and services) over a broader geographic area.

More generally, the competition among financial services providers to attract and retain customers is intense. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that provide cost savings to the customer. The development of a successful new product by a competitor could adversely affect the market demand for our products and impair our ability to generate revenues.

We believe that the financial services industry will become even more competitive as a result of legislative, regulatory and technological changes and the continued consolidation of the industry. Technology has lowered barriers to entry and made it possible for non-banks, like the Company, to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems.

We have limited trademark rights, copyrights, or proprietary business methods.

We currently have limited proprietary patents, trademark right and copyrights relating to our business. We expect to seek protection of our trademark rights and other intellectual property rights as necessary to protect our business. However, we may not be able to obtain meaningful intellectual property rights relating to any aspects of our business, and we may discover that a third party possess rights to intellectual property necessary for our business, which could require us to enter into a license agreement with such third party on terms that may not be favorable to us. Moreover, such a third party may not be willing to license technology to us at all.

We may be unable to protect intellectual property rights that we obtain, and we may become subject to infringement claims by third parties.

Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop software or technology competitive to ours. Our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property rights. As a result, we may have to litigate to enforce and protect our intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is particularly expensive, could cause a diversion of resources, and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could materially harm our business and ability to compete.

We also may be subject to costly litigation in the event our products or technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of our management and employees. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

Our computer systems are subject to security risks, and breaches in our systems could adversely effect our business and financial condition.

We currently maintain a site on the world wide web at www.myreadycard.com to promote and enhance our services and products. Like most computer systems, our systems are subject to the risks of computer viruses and unauthorized individuals (hackers) obtaining access to and inadvertently or purposefully damaging them. The Company believes the implemented security systems and virus-detection controls significantly reduce these risks. If those systems were nonetheless compromised, our customers may be unable to access the system. In addition, sensitive information regarding its customers that is maintained on its system may become publicly available.  In such an event, we may be exposed to liability from customers, may lose customers and may suffer significant damage to our business reputation. Any of these events could have a materially adverse effect on our business and financial condition.

Lack of system integrity or credit quality related to funds settlement could result in a financial loss.

We settle funds on a daily basis. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of operations or integrity of processing were compromised this could result in a financial loss to us due to a failure in payment facilitation.

The financial services industry is highly regulated and the Company may incur substantial costs and face unanticipated liabilities arising from changes in applicable regulations.

The financial services industry in general is heavily regulated at the federal and state levels. This regulation is designed primarily to protect consumers, depositors and the banking system as a whole, not shareholders of the Company. Congress and state legislatures and federal and state regulatory agencies periodically review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways, including limiting the types of financial services and products the Company may offer, increasing the ability of non-banks to offer competing financial services and products and/or increasing our cost structures. Also, our failure to comply with laws, regulations or policies could result in sanctions and fines by regulatory agencies that are financially material and damaging to our reputation.

Our officers and directors, together with certain affiliates, possess substantial voting power with respect to our common stock, which could adversely affect the market price of our common stock.

As of February 1, 2006, our officers and directors collectively possessed beneficial ownership of 2,700,000 shares of our common stock, which represents approximately 31.9% of our common stock. D. Bradly Olah possessed beneficial ownership of a total of 1,950,000 shares of common stock, which represents approximately 23.0% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 54.1% of our common stock. This represents a significant portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to significantly control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

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

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934. Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk- disclosure document prepared by the SEC. Under applicable regulations, our common stock will generally remain a “penny stock” until, and for such time, as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the foregoing thresholds in the foreseeable future.

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

Item 2. Description of Property

The Company leases office space at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota, which it uses as its administrative headquarters, on a month-to-month basis from Corporate Services Group, a company wholly owned by Ronald E. Eibensteiner, a director of the Company. During 2004 and 2005, the Company paid a total of $4,500 and $59,980, respectively, for rent and overhead for this office lease.

The Company believes that this space will be adequate for its operations through June 2006.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock traded on the pink sheets under the symbol “PMCP.PK” through May 18, 2005. From May 19, 2005, until August 23, 2005, the Company’s common stock traded on the pink sheets under the symbol “TDBE.PK.” Since August 24, 2005, the Company’s common stock has traded under the symbol “RCTC.PK.” The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board in 2005 and 2004. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s capital stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

Year Ended December 31, 2005
	High	Low
First Qtr.	$0.75	$0.15
Second Qtr.	1.05	0.75
Third Qtr.	1.30	0.75
Fourth Qtr.	1.30	0.80

Year Ended December 31, 2004
	High	Low
First Qtr.	$ -	$ -
Second Qtr.	-	-
Third Qtr.	0.10	0.10
Fourth Qtr.	0.15	0.10

The approximate number of shareholders of record of the Company’s common stock as of February 1, 2006 was 50.

The Company has never declared or paid a cash dividend on our common stock and does not anticipate paying any cash dividends in the foreseeable future.

The following table sets forth certain information regarding sales of equity securities by the Company during the calendar year 2005 in transactions which were not registered under the Securities Act of 1933.

Date of Sale	Number of Shares Sold	Persons to Whom Sold	Consideration Paid	Exemption from Registration Relied Upon
12/30/05	125,000 common shares and warrants to purchase 125,000 common shares at $1.50 per share	A director of the Company	$125,000	Section 4(6) of Securities Act
8/26/2005	Options to purchase 850,000 shares of common stock at an exercise price of $1.01 per share	2 employees and directors of the Company	Services	Section 4(2) of Securities Act
3/7/05	1,000,000 common shares	28 entities	$500,000	Regulation 506
1/31/05	1,000,000 common shares	Aurora Technologies, Inc.	Distribution Contract	Section 4(2) of Securities Act
From 1/15/05 through 2/3/05	5,500,000 common shares	9 entities	$55,000	Regulation 506
1/14/05	500,000 common shares	4 individuals	services	Section 4(2) of the Securities Act

The following table presents information with respect to the Company’s redemption and cancellation of shares of its common stock during December 2005:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 8, 2005	500,000 (1)	$0.01	0	0

(1)
The redemption transaction reflected above occurred on December 8, 2005, and was made in connection with the failure of a stockholder to meet certain vesting criteria for the stock. Shares were redeemed at the price of $0.01 per share.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Results of Operations:

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The Company is a development stage company that has not generated any revenues to date.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2005 and the period ended December 31, 2004 were $834,067 and $16,353, respectively. The increase in general and administrative expenses for the year ended December 31, 2005 as compared with the period ended December 31, 2004 was primarily the result of expenses related to the merger and expenses related to the Company commencing operations in the prepaid debit card business including consulting fees, legal and professional fees and rent expense.

Net Loss. The Company incurred a net loss of $837,628 and $16,353 for the year ended December 31, 2005 and the period ended December 31, 2004, respectively. The increase in the net losses for the year ended December 31, 2005 as compared with the period ended December 31, 2004 was primarily the result of the Company commencing operations in the prepaid debit card business which involved consulting, legal and professional and rent expenses during 2005.

Liquidity and Capital Resources. The Company had a working capital deficit of $294,911 and cash of $189,437 at December 31, 2005. Cash used in operations was $602,241 for the year ended December 31, 2005. For the year ended December 31, 2005, the primary uses of cash were to fund the Company’s net loss and an increase in prepaid expenses. These uses were partially offset by non-cash charges related to common stock issued for a distribution contract and services, and further partially offset by increases in accounts payable and accrued expenses. The Company incurred expenses of approximately $206,000 related to the reverse merger transaction with Domino Entertainment, Inc. which were expensed during the three months ended June 30, 2005. Cash used in operations was $0 for the year ended December 31, 2004, which was the result of funding the Company’s net loss of $16,353, offset by an increase in accounts payable of $16,353.

Cash used in investing activities was $124,436 and $0 for the year ended December 31, 2005 and the period ended December 31, 2004, respectively. For the year ended December 31, 2005, the Company used cash for capital expenditures and a deposit on long-lived assets.

Cash provided by financing activities was $915,114 for the year ended December 31, 2005. In January 2005, Domino Entertainment, Inc. began a private placement offering which ended in February 2005. In that offering, Domino Entertainment, Inc. sold a total of 5,500,000 shares of its common stock for a per-share price of $0.01, raising a gross total of $55,000. In February 2005, Domino Entertainment, Inc. began a second private placement offering which ended in March 2005. In that second offering, Domino sold a total of 1,000,000 shares of its common stock for a per-share price of $0.50, raising a gross total of $500,000. Domino Entertainment, Inc. incurred total legal costs related to these private placements of approximately $5,000. All the shares of Domino Entertainment were exchanged on one-for-one basis into shares of the Company upon the consummation of the reverse merger. For the period ended December 31, 2004 the cash provided by financing activities was $1,000 related to proceeds from a loan from a related party.

The Company expects to spend a significant amount of cash developing its prepaid debit card dispensing machines and purchasing capital equipment over the next 12 months, primarily as it places its machines in facilities. The Company expects that it will use debt and/or equity financing to purchase this equipment. The Company also anticipates hiring additional personnel over the next 12 months as it grows its business.

Management believes that its cash should be sufficient to satisfy its cash requirements through May 2006. The Company will need additional financing to meet its needs beyond that period and has been actively pursuing such additional financing.

The following summarizes the Company’s contractual obligations at December 31, 2005 (See Note 4).

	Total	1 Year or Less	1-3 Years	4-5 Years	Over 5 Years
Notes payable	250,000	250,000	-	-	-
Total	$250,000	$250,000	$-	$-	$-

During 2005 and 2004, we did not pay or declare any cash dividends and do not intend to pay any cash dividends in the near future.

Off-Balance-Sheet Arrangements

The Company has no off-balance-sheet arrangements.

New Accounting Pronouncements

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective as of the beginning of the Company's first fiscal year beginning after June 15, 2005. The Company is in the process of determining the effect that adopting SFAS No. 123R will have on its financial position, results of operations, or cash flows.

SFAS No. 154

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Critical Accounting Estimates

The Company’s critical accounting policies are those (i) having the most impact on the reporting of its financial condition and results, and (ii) requiring significant judgments and estimates. Due to the incipient nature of operations, the Company does not believe it has any critical policies or procedures.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors (in lieu of an Audit Committee)
Ready Credit Corporation and Subsidiary
Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Ready Credit Corporation and Subsidiary (a development stage company) (formerly known as Thunderball Entertainment, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2005, for the period from October 1, 2004 (inception) to December 31, 2004 and for the period from October 1, 2004 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ready Credit Corporation and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the year ended December 31, 2005, for the period from October 1, 2004 (inception) to December 31, 2004 and for the period from October 1, 2004 (inception) to December 31, 2005 , in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had significant operating losses for the year ended December 31, 2005, for the period from October 1, 2004 (inception) to December 31, 2004 and for the period from October 1, 2004 (inception) to December 31, 2005, and had an accumulated deficit at December 31, 2005 and does not have adequate liquidity to fund its operations throughout fiscal 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this condition.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
January 25, 2006, except for Note 10 as to which the date is March 22, 2006

Ready Credit Corporation and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	At December 31, 2005	At December 31, 2004

ASSETS
CURRENT ASSETS:

Cash	$189,437	$1,000
Prepaid expenses	15,937	-
Total current assets:	205,374	1,000

Equipment, net	11,044	-
Deposit on long-lived assets	111,000	-
Total Assets:	$327,418	$1,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$154,724	$16,353
Accrued expenses	95,561	-
Notes payable	250,000	-
Loan payable - related party	-	1,000
Total current liabilities:	500,285	17,353

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.001 per share:
Authorized shares--50,000,000
Issued and outstanding shares: 8,225,000 and 0 at December 31, 2005 and 2004, respectively	8,225	-
Additional paid-in capital	672,889	-
Deficit accumulated during development stage	(853,981)	(16,353)
Total stockholders’ deficit:	(172,867)	(16,353)

Total liabilities and stockholders’ deficit:	$327,418	$1,000

See accompanying notes to consolidated financial statements.

Ready Credit Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
	For the Year Ended December 31, 2005	For the Period Ended December 31, 2004	October 1, 2004 (Inception) Through December 31, 2005

OPERATING EXPENSES:
General and administrative	$834,067	$16,353	$850,420
Total Operating Expenses:	834,067	16,353	850,420

Operating loss	(834,067)	(16,353)	(850,420)

OTHER INCOME (EXPENSE):
Interest expense	(3,561)	-	(3,561)
Net Loss:	$(837,628)	$(16,353)	$(853,981)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.11)	N/A	$(0.14)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	7,683,425	N/A	6,154,376

See accompanying notes to financial statements.

Ready Credit Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance, October 1, 2004 (inception)	-	$-	$-	$-	$-
Net loss	-	-	-	(16,353)	(16,353)
Balance, December 31, 2004	-	-	-	(16,353)	(16,353)
Common stock issued on January 14, 2005 in lieu of cash for services rendered at $0.01 per share	500,000	5,000	-	-	5,000
Common stock issued to founders from January 15, 2005 through February 3, 2005 for cash at $0.01 per share	5,500,000	55,000	-	-	55,000
Common stock issued on January 31, 2005 in lieu of cash for distribution contract at $0.01 per share	1,000,000	10,000	-	-	10,000
Common stock issued on March 7, 2005 for cash at $0.50 per share through a private placement offering, less expenses of $4,656	1,000,000	10,000	485,344	-	495,344
Recapitalization, expenses and shares issued related to merger on May 13, 2005	600,000	(71,400)	71,400	-	-
Cancellation of common stock on December 8, 2005	(500,000)	(500)	(4,500)	-	(5,000)
Common stock and warrant issued on December 30, 2005 for cash at $1.00, warrant exercisable at $1.50 per common share, through a private placement offering, less expenses of $4,230	125,000	125	120,645	-	120,770
Net loss	-	-	-	(837,628)	(837,628)
Balance, December 31, 2005	8,225,000	$8,225	$672,889	$(853,981)	$(172,867)

See accompanying notes to financial statements.

Ready Credit Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2005	For the Period Ended December 31, 2004	October 31, 2004 (Inception) through December 31, 2005
Operating activities
Net loss	$(837,628)	$(16,353)	$(853,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,392	-	2,392
Common stock issued for distribution contract	10,000	-	10,000
Common stock issued for services	5,000	-	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(15,937)	-	(15,937)
Accounts payable	138,371	16,353	154,724
Accrued expenses	95,561	-	95,561
Net cash used in operating activities:	(602,241)	-	(602,241)

Investing activities
Purchases of equipment	(13,436)	-	(13,436)
Deposit on long-lived assets	(111,000)	-	(111,000)
Net cash used in investing activities:	(124,436)	-	(124,436)

Financing activities
Proceeds from sale of common stock, net of issuance costs	550,344	-	550,344
Proceeds from sale of common stock and warrants, net of issuance costs	120,770	-	120,770
Cancellation of common shares	(5,000)	-	(5,000)
Proceeds from loan payable - related party	-	1,000	1,000
Proceeds from notes payable	250,000	-	250,000
Payments on loan payable - related party	(1,000)	-	(1,000)
Net cash provided by financing activities:	915,114	1,000	916,114
Increase in cash	188,437	1,000	189,437
Cash at beginning of period	1,000	-	-
Cash at end of year:	$189,437	$1,000	$189,437

See accompanying notes to financial statements.

Ready Credit Corporation
Notes to Financial Statements
For the Year ended December 31, 2005 and the Period Ended December 31, 2004

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had significant operating losses for the year ended December 31, 2005, for the period from October 1, 2004 (inception) to December 31, 2004 and for the period from October 1, 2004 (inception) to December 31, 2005, and had an accumulated deficit at December 31, 2005 and does not have adequate liquidity to fund its operations throughout fiscal 2006. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. To provide additional working capital, management intends to seek additional financing. If the Company is not able to raise additional working capital, it would have a material adverse effect on the operations of the Company.

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

Fair Value of Financial Instruments. The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts payable, accrued expenses and loan payable approximate fair value because of the short maturity of these instruments.

Cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Equipment. Equipment is stated at cost. Depreciation of an asset was recognized on the straight-line basis over the asset’s estimated useful life of three years. Maintenance, repairs and minor renewals are expensed when incurred. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal.

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

Research and Development Costs. The Company expenses research and development costs as incurred. Research and development expense was $207,346, $0 and $207,346 for the year ended December 31, 2005, for the period from October 1, 2004 (inception) to December 31, 2004 and the period from October 1, 2004 (inception) to December 31, 2005, respectively.

Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the year ended December 31, 2005, the period ended December 31, 2004 and the period from October 1, 2004 (inception) to December 31, 2005.

For the year ended December 31, 2005 and for the period from inception through December 31, 2005, 975,000 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. All common share equivalents are anti-dilutive in periods where the Company generates a net loss.

Stock-Based Compensation. In accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options and warrants at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 "Accounting for Stock Based Compensation," using the Black-Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, “Accounting for Stock Based Compensation.”

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

	Year Ended December 31, 2005	Period Ended December 31, 2004	October 1, 2004 (Inception) Through December 31, 2005
Net loss:
As reported	$(837,628)	$(16,353)	$(853,981)
Pro forma	(890,699)	(16,353)	(907,052)

Basic and diluted net loss per common share
As reported	$(0.11)	N/A	$(0.14)
Pro forma	(0.12)	N/A	(0.15)

Stock-based compensation
As reported	$-	N/A	$-
Pro forma	53,071	N/A	53,071

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Year Ended December 31, 2005	Period Ended December 31, 2004	October 1, 2004 (Inception) Through December 31, 2005
Risk Free interest rate	4.04%	N/A	4.04%
Expected life	4.0 years	N/A	4.0 years
Expected volatility	87%	N/A	87%
Expected dividends	0%	N/A	0%

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective as of the beginning of the Company's first fiscal year beginning after June 15, 2005. The Company is in the process of determining the effect that adopting SFAS No. 123R will have on its financial position, results of operations, or cash flows.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Note 3. Equipment

At December 31, 2005 and 2004, the Company’s equipment consisted of the following:

	2005	2004	Estimated Useful Lives
Equipment	$13,436	$-	3-5 years
Less accumulated depreciation	(2,392)	-
Total equipment, net	$11,044	$-

Depreciation on equipment was $2,392, $0 and $2,392 for the year ended December 31, 2005, the period ended December 31, 2004 and the period from October 1, 2004 (inception) to December 31, 2005, respectively.

Note 4. Note Payable

In November 2005, the Company issued two unsecured short-term promissory notes to two separate investors in exchange for a total of $250,000. All of the promissory notes accrue interest at the rate of 10% per annum, and become due and payable in full upon the earlier of (i) May 10, 2006 or (ii) the earlier of (x) the Company’s completion of a financing transaction on or prior to December 7, 2005 which generates $750,000 in proceeds as a direct result of introductions made by Corporate Capital Management, L.L.C. to the Company or (y) the Company’s completion of a financing transaction which generates $1,000,000 in proceeds.

For the year ended December 31, 2005 and the period from October 1, 2004 (inception) to December 31, 2005, the Company recorded interest expense of $3,561 and $3,561, respectively. The interest expense was accrued at December 31, 2005.

Note 5. Loan Payable - Related Party

At December 31, 2004, the Company had an unsecured loan payable of $1,000. The loan was due upon demand and was non-interest bearing. In January 2005, the Company repaid the $1,000 loan payable - related party.

Note 6. Stockholder’s Deficit

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

In January 2005, Domino entered into consulting agreements with 4 individuals, each of whom were shareholders of Domino. Domino issued a total of 500,000 shares of its common stock to the four individuals as compensation for the consulting services. The shares were valued at $.01 per share, based upon the last sales price of Domino common stock on the day the consulting agreements were executed, and $5,000 was charged to expense for this issuance.

In February 2005, Domino began a second private placement which ended in March 2005 (the “Second Offering”). In the Second Offering, Domino sold a total of 1,000,000 shares of its common stock for a per share price of $0.50 (i.e., raising a gross total of $500,000). The Second Offering was a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended.

At the effective time of the merger transaction among the Company, Domino, and Merger Subsidiary, the legal existence of Merger Subsidiary ceased, and all 8,000,000 shares of common stock of Domino that were outstanding immediately prior to the Merger and held by Domino’s shareholders were cancelled, with one share of common stock of Domino issued to the Company. Simultaneously, the former holders of Domino common stock received an aggregate of 8,000,000 shares of common stock of the Company, representing approximately 93.0% of the Company’s common stock outstanding immediately after the Merger. Additionally, pursuant to the Merger Agreement, the Company cancelled 133,334 shares of common stock held by the Company’s shareholders and issued 459,141 shares of restricted common stock to certain of the Company’s shareholders.

In October 2005, the Company began a private placement offering of a maximum of 1,500,000 units for sale for a per unit price of $1.00 (the “Third Offering”). Each unit consists of one share of the Company’s common stock and a five-year warrant to purchase one additional share of the Company’s common stock at a purchase price $1.50 per share. As of December 31, 2005 the Company had sold 125,000 units. The Third Offering is a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended. As such, the securities offered and sold in the Third Offering were not and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Note 7. Stock Options and Warrants

At December 31, 2005, the Company had 125,000 warrants outstanding with exercise prices of $1.50. The warrants expire in December 2010 and are fully vested.

In July 2005, the Company’s board of directors approved a stock option plan (“2005 Stock Option Plan”) to provide incentives to employees, directors, officers and consultants. Currently, 1,500,000 shares of common stock are reserved for issuance under the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options may be issued as either incentive stock options or non-statutory stock options, and are valued at the fair market value of the underlying stock on the date of grant. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock underlying the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The adoption of the 2005 Stock Option Plan is subject to shareholder approval. If not approved by the shareholders on or prior to the one-year anniversary date of the board of directors’ approval, the Company will not be able to issue incentive stock options under the 2005 Stock Option Plan. As of December 31, 2005, the Company had granted options for 850,000 shares of common stock, all with exercise prices of $1.01, under the 2005 Stock Option Plan.

The weighted-average grant date fair market value of options granted during the year ended December 31, 2005 was $0.65.

The following table summarizes options and warrants to purchase shares of the Company’s common stock:

	Options Outstanding	Weighted Average Exercise Price Per Share of Options	Range of Option Exercise Price	Warrants Outstanding	Weighted Average Exercise Price Per Share of Warrants
Balance at December 31, 2003	-	N/A	N/A	-	N/A
Granted	-	N/A	N/A	-	N/A
Balance at December 31, 2004	-	N/A	N/A	-	N/A
Granted	850,000	$1.01	$1.01	125,000	$1.50
Balance at December 31, 2005	850,000	$1.01	$1.01	125,000	$1.50

Exercisable at December 31, 2005	-	N/A	N/A	125,000	$1.50

The following table summarizes information about stock options outstanding at December 31, 2005:

Exercise Prices	Options outstanding			Options exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life
			Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$1.01	850,000	9.66	$1.01	-	N/A
$1.01	850,000	9.66	$1.01	-	N/A

Note 8. Related Party Transactions

A company wholly-owned by a director and the former Chairman and Chief Executive Officer of the Company and employing a director and Chief Financial Officer of Ready Credit charged approximately $4,500 for rent during the period ended December 31, 2004, $59,980 for rent and consulting services during the year ended December 31, 2005 and $64,480 for rent and consulting services for the period from October 1, 2004 (inception) to December 31, 2005. The rent agreement is month-to-month with a base rent of $3,000 per month.

A limited liability company, owned by the spouse and daughter of a director and the former Chairman and Chief Executive Officer of the Company, loaned the Company $1,000 in October 2004. The loan was due upon demand and was non-interest bearing. The loan was repaid in January 2005.

Note 9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences principally relate to net operating loss carryforwards and depreciation.

The Company has net operating loss carryforwards of approximately $852,000 at December 31, 2005 expiring at various times beginning 2024 that can be used to offset future taxable income.

The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits and does not include any eliminations of net operating loss carryforwards as disclosed above as follows at December 31:

	2005	2004
Deferred income tax assets:
Net operating loss carryforwards	$352,000	$7,000
Less: valuation allowance	(352,000)	(7,000)
Net deferred income tax assets	$-	$-

The change in the valuation allowance was $345,000, $7,000 and $352,000 for the year ended December 31, 2005, the period ended December 31, 2004 and for the period from October 1, 2004 (inception) to December 31, 2005, respectively.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the year ended December 31, 2005, the period ended December 31, 2004 and the period from October 1, 2004 (inception) to December 31, 2005:

	Year Ended December 31, 2005	Period Ended December 31, 2004	October 1, 2004 (inception) to December 31, 2005
Federal statutory tax rate benefits	(35.0)%	(35.0)%	(35.0)%
State tax, net of federal benefit	(6.5)%	(6.5)%	(6.5)%
Change in valuation allowance	41.5%	41.5%	41.5%
Effective tax rate	0.0%	0.0%	0.0%

Note 10. Subsequent Events

In January 2006, the Company issued ten-year stock options to purchase 140,000 shares of common stock with an exercise price of $1.15 per share to an employee.

In 2006, the Company sold an additional 575,000 units under the Third Offering. These units were not and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2005, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the SEC, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. During the course of their audit of our consolidated financial statements for Fiscal 2005, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the audit committee of our board of directors that they had identified a deficiency in internal control. The deficiency is considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the lack of segregation of duties within the financial processes in the Company. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Our board of directors and management team include:

Name	Age	Positions
Thomas H. Healey	66	Chairman of the Board and Director
Timothy J. Walsh	44	Chief Executive Officer, President and Director
Ronald E. Eibensteiner	53	Director
Brian D. Niebur	42	Chief Financial Officer and Director

Thomas H. Healey. Mr. Healey was appointed a Director and elected as our Chairman of the Board in August 2005. Mr. Healey co-founded and has served as the Chairman of Healey Ramme Company since 1979. Healey Ramme Company provides full service real estate development services primarily for large multi-family projects. Mr. Healey founded and has served as Chairman of Crown Bankshares, Inc. since 2000. Crown Bankshares, Inc. is a family-owned Minnesota-based bank. From 1989 until its sale to Associated Bank in 1999, Mr. Healey served as Chairman of Windsor Bancshares, Inc. and President of its subsidiary, Bank Windsor, from 1991 to 1995. Mr. Healey has served in senior management and directorship roles at a number of other privately-held companies throughout his career.

Timothy J. Walsh. Mr. Walsh was appointed a Director of the Company in May 2005 and elected Chief Executive Officer and President in July 2005. From November 2001 to January 2005, Mr. Walsh served as the Senior Vice President, Sales and Marketing of Sagebrush Corporation whose primary business activity is providing information access systems to educational institutions.  From 1999 to November 2001, Mr. Walsh served as founder and President of Shopforschool, a start-up internet venture whose primary focus was providing parents with a vehicle to raise funds for schools through online shopping. Prior to his association with Shopforschool, Mr. Walsh was the Vice President, Sales, Marketing and Business Development for the OnHealth Network Company.

Ronald E. Eibensteiner. Mr. Eibensteiner has served as a Director of the Company since May 2005. Mr. Eibensteiner served as the Company’s Chairman of the Board from May 2005 until August 2005 and as the Company’s Chief Executive Officer and President from May 2005 until July 2005. Mr. Eibensteiner has served as a Director, Chairman of the Board, President and Chief Executive Officer of the Company’s wholly-owned subsidiary, Domino Entertainment, Inc. since January 2005. He has been the President of Wyncrest Capital, Inc. since 1993 and has been a seed investor in several early-stage technology companies. Mr. Eibensteiner served as the Chairman of the Board of Spectre Gaming, Inc. (OTCBB: SGMG) from May 1996 to February 2005 and that company’s CEO and President from February 2003 to April 2004. He was a cofounder of Diametrics Medical, Inc., a manufacturer of blood gas diagnostic systems; cofounder of OnHealth Network Company, a web-based publisher of health and wellness information, which was later purchased by WebMD; director of BigCharts, Inc., a leading provider of financial internet content, until its sale to MarketWatch.com in June 1999; and was Chairman of Prodea Software Corporation, a data-warehousing software company, until its sale to Platinum Technology, Inc., in January 1996. In 1983, Mr. Eibensteiner cofounded Arden Medical Systems and served as its Chief Financial Officer until its sale to Johnson & Johnson in 1987. Mr. Eibensteiner holds a Bachelor of Science degree in Political Science from the University of Minnesota.

Brian D. Niebur. Mr. Niebur has served as Chief Financial Officer and a Director of the Company since May 2005. Mr. Niebur has served as the Chief Financial Officer and Director of the Company’s wholly-owned subsidiary, Domino Entertainment, Inc. since January 2005. Mr. Niebur served as Chief Financial Officer and a Director of Spectre Gaming, Inc. (OTCBB: SGMG) from February 2003 until November 2005. Mr. Niebur has been employed part time by Entrx Corporation (Pink Sheets: ENTX) as its Treasurer and Chief Financial Officer since February 2002. Entrx Corporation is primarily engaged in providing industrial insulation services through its California subsidiary, Metalclad Insulation Corporation. In addition, since July 2000, and also on a part-time basis, Mr. Niebur has acted as a vice president and controller for Wyncrest Capital, Inc. in Minneapolis, Minnesota, a privately held venture capital firm. From August 1997 until July 2000, Mr. Niebur was the controller for Vital Images, Inc., a developer and marketer of medical visualization and analysis software. Mr. Niebur was the vice president and controller of IVI Publishing, Inc, from September 1993 until August 1997. IVI Publishing, Inc. was an electronic publisher of health and medical information. Mr. Niebur has passed the certified public accounting examination.

Each member of our board of directors was elected to serve until the next annual meeting of our shareholders.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such forms furnished to the Company, or written representations that no applicable filings were required, the Company believes that all such filings were filed on a timely basis for the fiscal year 2005.

Code of Ethics

We have adopted a Code of Ethics which is intended to govern the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention: Brian Niebur, 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. You may also request a copy by calling us at (612) 279-2005.

Audit Committee and Audit Committee Financial Expert

The Company has established an audit committee within the board of directors that currently consists of the entire board of directors. The board of directors has determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.

The board of directors has determined that at least one member of the audit committee, Mr. Healey, is an “audit committee financial expert” as that term is defined in Item 401(e)(2) of Regulation S-B promulgated under the Securities and Exchange Act of 1934. Mr. Healey’s relevant experience includes his service as the Chairman of Healey Ramme Company and Chairman of Crown Bankshares, Inc.. Mr. Healey qualifies as an “independent director,” as such term is defined in Section 4200(a)(15) of the National Association of Securities Dealers’ listing standards, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities and Exchange Act of 1934.

Item 10. Executive Compensation

The following table sets forth the total compensation paid by the Company during its last three fiscal years to the persons who served as President and Chief Executive Officer of the Company and each other executive officer of the Company whose total annual base salary plus bonus compensation for the most recent fiscal year exceeded $100,000 (all of whom are the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)
Timothy J. Walsh, President and	2005	$68,750	-	$61,385(2)	600,000
CEO(1)	2004	-	-	-	-
	2003	-	-	-	-

Ronald E. Eibensteiner, President	2005	-	-	-	-
and CEO (3)	2004	-	-	-	-
	2003	-	-	-	-

Quinton Hamilton, President (4)	2005	-	-	-	-
	2004	-	-	-	-
	2003	-	-	-	-

(1) Mr. Walsh was appointed President and Chief Executive Officer on July 18, 2005.

(2) This compensation represents consulting fees paid to Mr. Walsh prior to him becoming a Company employee.

(3) Mr. Eibensteiner was appointed President and Chief Executive Officer on May 12, 2005 and resigned from those positions effective July 18, 2005. Mr. Eibensteiner did not receive any salary while in those positions.

(4) Mr. Hamilton was appointed President in July 2004 and resigned from that position effective May 12, 2005.

OPTION GRANTS DURING 2005 FISCAL YEAR

The following table sets forth the options that were granted to the Named Executive Officers during the Company’s last fiscal year which ended December 31, 2005.

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options/ Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Timothy J. Walsh	600,000	100%	1.01	8/26/2015
Ronald E. Eibensteiner	0	0	-	-
Quinton Hamilton	0	0	-	-

OPTION EXERCISES DURING FISCAL 2005
AND FISCAL YEAR-END OPTION VALUES

The following table provides certain information regarding the exercise of stock options to purchase shares of the Company’s common stock by the Named Executive Officers during the year ended December 31, 2005, and the fiscal year-end value of unexercised stock options held by such Named Executive Officers.

Name	Number of Shares Acquired On Exercise	Value Realized ($)	Number of Unexercised Options at Fiscal Year End (exercisable / unexercisable)	Value of Unexercised In-the-Money Options at Fiscal Year End ($) (exercisable / unexercisable)
Timothy J. Walsh	0	0	0/600,000	$0/$84,000
Ronald E. Eibensteiner	0	0	- / -	$0 / $0
Quinton Hamilton	0	0	- / -	$0 / $0

(1)
Based on a fiscal year end of December 31, 2005 and a closing bid price on the pink sheets of $1.15 per share on December 31, 2005. The value of in-the-money options is calculated as the difference between the fair market value of the common stock underlying the options at fiscal year end and the exercise price of the options. Exercisable options refer to those options that are exercisable as of December 31, 2005, while unexercisable options refer to those options that become exercisable at various times thereafter.

Director Compensation

Directors do not presently receive any compensation from the Company for attending board of directors or committee meetings, although the Company does reimburse directors for expenses incurred in attending such meetings. The Company has no official plan or policy for compensating directors with stock options or stock awards.

In August 2005, the Company granted a director an option for 250,000 shares of the Company’s common stock at an exercise price of $1.01 per share, as an inducement for him to join the Company’s board of directors. 83,333 of these options will vest on August 26, 2006, an additional 83,333 of such options will vest on August 26, 2007 and the remaining 83,334 options will vest on August 26, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of the February 1, 2006 by: (i) each director of the Company, (ii) each ”Named Executive Officer” as defined in the Summary Compensation Table above, (iii) all directors and executive officers of the Company as a group, and (iv) each person or entity known by the Company to own beneficially more than five percent (5%) of the Company’s common stock. Unless otherwise indicated, the address of each of the following persons is 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402, and each such person has sole voting and investment power with respect to the shares of common stock set forth opposite their respective names.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (1)
Thomas Healey	-	-

Timothy J. Walsh	100,000	1.2%

Ronald E. Eibensteiner	2,250,000(2)	26.6%

Brian D. Niebur	350,000	4.2%

All executive officers and directors as a group	2,700,000(3)	31.9%

D. Bradly Olah 5950 County Road 101 Plymouth, MN 55446	1,950,000(4)	23.0%
Morgan Street Partners, LLC 800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	1,500,000	18.0%
Laurie Eibensteiner 800 Nicollet Mall, Suite 2690 Minneapolis, MN 55402	500,000(5)	6.0%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record rate are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Includes (a) 1,500,000 shares of common stock held by Morgan Street Partners, LLC; and (b) 500,000 shares of common stock held by Piper Jaffray as Custodian FBO Laurie Eibensteiner. Mr. Eibensteiner is the beneficial owner of Morgan Street Partners, LLC. Ms. Eibensteiner is the spouse of Mr. Eibensteiner. Also includes 125,000 shares that Mr. Eibensteiner may acquire upon the exercise of outstanding warrants.

(3)	Includes Messrs. Healey, Walsh, Eibensteiner and Niebur.
(4)	Includes 125,000 shares that Mr. Olah may acquire upon the exercise of currently outstanding warrants
(5)
Includes 500,000 shares of common stock held by Piper Jaffray as Custodian FBO Laurie Eibensteiner. Mr. Eibensteiner is the beneficial owner of Morgan Street Partners, LLC. Ms. Eibensteiner is the spouse of Mr. Eibensteiner.

Equity Compensation Plan Information

The table below sets forth the number of shares of common stock of the Company authorized for issuance, as of December 31, 2005, under equity compensation plans (including individual compensation arrangements, whether or not reduced to writing) approved by our security holders and under equity compensation plans not approved by our security holders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	975,000	$1.07	650,000
Total	975,000	$1.07	650,000

2005 Stock Option Plan

In July 2005, the Company’s board of directors approved a stock option plan (“2005 Stock Option Plan”) to provide incentives to employees, directors, officers and consultants. Currently, 1,500,000 shares of common stock are reserved for issuance under the 2005 Stock Option Plan. Under the 2005 Stock Option Plan options may be issued as either incentive stock options or non-statutory stock options and are valued at the fair market value of the underlying stock on the date of grant. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock underlying the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The adoption of the 2005 Stock Option Plan is subject to shareholder approval. If not approved by the shareholders on or prior to the one-year anniversary date of the board of directors’ approval, the Company will not be able to issue incentive stock options under the 2005 Stock Option Plan. As of December 31, 2005, the Company had granted options for 850,000 shares of common stock, all with exercise prices of $1.01, under the 2005 Stock Option Plan.

Item 12. Certain Relationships and Related Transactions

A company wholly-owned by a director and the former Chairman and Chief Executive Officer of the Company and employing a director and Chief Financial Officer of Ready Credit charged approximately $4,500 for rent during 2004 and $59,980 for rent and consulting services during the year ended December 31, 2005. The rent agreement is month-to-month with a base rent of $3,000 per month.

A limited liability company, owned by the spouse and daughter of a director and the former Chairman and Chief Executive Officer of the Company, loaned the Company $1,000 in October 2004. The loan was due upon demand and was non-interest bearing. The loan was repaid in January 2005.

Item 13. Exhibits

Number	Description
2.1
Amended and Restated Agreement and Plan of Merger and Reorganization by and among the registrant (f/k/a Thunderball Entertainment, Inc., and f/k/a Philadelphia Mortgage Corp.), Philadelphia Mortgage Newco, Inc. and Thunderball Entertainment, Inc. dated May 3, 2005 (incorporated by reference to the registrant’s current report on Form 8-K filed on May 19, 2005).

3.1	Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form 10-SB (File No. 000-50968) filed on September 30, 2004).
3.2
Articles of Merger relating to the merger of Philadelphia Mortgage Trust with and into Philadelphia Mortgage Corporation (incorporated by reference to the registrant’s Registration Statement on Form 10-SB (File No. 000-50968) filed on September 30, 2004).

3.3	Bylaws (incorporated by reference to the registrant’s Registration Statement on Form 10-SB (File No. 000-50968) filed on September 30, 2004).
3.4	Amendment to Bylaws (incorporated by reference to the registrant’s Registration Statement on Form 10-SB (File No. 000-50968) filed on September 30, 2004).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the registrant’s Registration Statement on Form 10-SB (File No. 000-50968) filed on September 30, 2004).
3.6	Articles of Merger filed with the Nevada Secretary of State on May 19, 2005 (filed herewith).
3.7	Articles of Merger filed with the Nevada Secretary of State on August 17, 2005 (filed herewith).
10.1	2005 Stock Option Plan (incorporated by reference to the registrant’s current report on Form 8-K filed on July 22, 2005).
10.2	Master Solutions Agreement by and between the Registrant and NCR Corporation dated June 8, 2005 (incorporated by reference to the registrant’s current report on Form 8-K filed on September 1, 2005).
10.3	Debit Card Sponsorship Agreement with Palm Desert National Bank, dated February 1, 2006 (incorporated by reference to the registrant’s current report on Form 8-K filed on February 7, 2006).
14	Code of Ethics (filed herewith).
16	June 17, 2005 letter from Mantyla McReynolds LLC on change in certifying accountant (incorporated by referenced to the registrant’s current report on Form 8-K filed on June 17, 2005).
21	List of Subsidiaries (filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).
32	Section 1350 Certification (filed herewith).

Item 14. Principal Accountant Fees and Services

The board of directors of the Company selected Virchow, Krause & Company, LLP, certified public accountants with offices in Minneapolis, Minnesota, to audit the Company’s consolidated financial statements for the year ended December 31, 2005 and the period ended December 31, 2004. The following table details the fees paid to Virchow Krause for the year ended December 31, 2005 and the period ended December 31, 2004.

	2005		2004
Audit Fees	$22,867		$5,000
Audit-Related Fees	2,370	(1)	-
Tax Return Preparation Fees	-		5,560
All Other Fees	-		-
Total	$25,237		$10,560

(1) Fees related to merger transaction with Domino Entertainment, Inc., review of post-merger 8-K filing and other SEC filings and review of private placement memorandum.

The policy of the Company’s audit committee is to review and preapprove both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934. Approximately 100% of the fees paid to Virchow Krause were pre-approved by the full board of directors in-lieu of the audit committee.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Virchow Krause. Furthermore, no work of Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Virchow Krause.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ready Credit Corporation

By:	/s/ Brian D. Niebur
Brian D. Niebur
Chief Financial Officer Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas Healey	Chairman	March 31, 2006
Thomas Healey

/s/ Timothy J. Walsh	Chief Executive Officer and Director	March 31, 2006
Timothy J. Walsh	(Principal Executive Officer)

/s/ Brian D. Niebur	Chief Financial Officer and Director	March 31, 2006
Brian D. Niebur	(Principal Financial and Accounting Officer)

/s/ Ronald E. Eibensteiner	Director	March 31, 2006
Ronald E. Eibensteiner