Form 10QSB
period 2006-03-31
READY CREDIT CORP
filed 2006-05-15
CIK 1301046

United States
Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

APPLICABLE TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,800,000 shares of common stock outstanding as of May 1, 2006, par value $.001 per share.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

Ready Credit Corporation and Subsidiary
Form 10-QSB
Quarter Ended March 31, 2006

Table of Contents

		Page No.

PART I Financial Information		2

Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2006 (unaudited) and December 31, 2005 (audited)	2

	Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and for the period from inception to March 31, 2006 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and for the period from inception toMarch 31, 2006 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	17

PART II Other Information		17

Item 6.	Exhibits	17

SIGNATURES		17

PART I - Financial Information
Item 1. Financial Statements
Ready Credit Corporation and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	At March 31, 2006	At December 31, 2005
	Unaudited	Audited
ASSETS
CURRENT ASSETS:

Cash	$341,437	$189,437
Prepaid expenses	13,352	15,937
Total current assets	354,789	205,374

Equipment, net	326,841	11,044
Deposit on long-lived assets	—	111,000
Total assets	$681,630	$327,418

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$298,929	$154,724
Accrued expenses	106,267	95,561
Notes payable	250,000	250,000
Total current liabilities	655,196	500,285

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $.001 per share:
Authorized shares--50,000,000
Issued and outstanding shares: 8,800,000 and 8,225,000 at March 31, 2006 and December 31, 2005, respectively	8,800	8,225
Additional paid-in capital	1,293,737	672,889
Deficit accumulated during development stage	(1,276,103)	(853,981)
Total stockholders’ equity (deficit)	26,434	(172,867)

Total liabilities and stockholders’ equity (deficit)	$681,630	$327,418

See accompanying notes to consolidated financial statements

Ready Credit Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		Inception through March 31,
	2006	2005	2006

OPERATING EXPENSES:
General and administrative	$305,223	$39,258	$1,155,643
Sales and marketing	110,734	—	110,734
Total Operating Expenses:	415,957	39,258	1,266,377

Operating loss	(415,957)	(39,258)	(1,266,377)

OTHER INCOME (EXPENSE):
Interest expense	(6,165)	—	(9,726)
Net Loss:	$(422,122)	$(39,258)	$(1,276,103)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.05)	$(0.01)	$(0.20)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	8,400,278	5,293,333	6,523,903

See accompanying notes to consolidated financial statements.

Ready Credit Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,		Inception through March 31,
	2006	2005	2006
Operating activities
Net loss	$(422,122)	$(39,258)	$(1,276,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,958	39	11,350
Stock option expense	47,530	-	47,530
Common stock issued for distribution contract	-	10,000	10,000
Common stock issued for services	-	5,000	5,000
Changes in operating assets and liabilities:
Prepaid expenses	2,585	(27,951)	(13,352)
Accounts payable	144,205	(583)	298,929
Accrued expenses	10,706	2,372	106,267
Net cash used in operating activities:	(208,138)	(50,381)	(810,379)

Investing activities
Purchases of equipment	(213,755)	(2,820)	(338,191)
Net cash used in investing activities:	(213,755)	(2,820)	(338,191)

Financing activities
Proceeds from sale of common stock, net of issuance costs	-	550,344	550,344
Proceeds from sale of common stock and warrants, net of issuance costs	573,893	-	694,663
Cancellation of common shares	-	-	(5,000)
Proceeds from loan payable - related party	-	-	1,000
Proceeds from notes payable	-	-	250,000
Payments on loan payable - related party	-	(1,000)	(1,000)
Net cash provided by financing activities:	573,893	549,344	1,490,007
Increase in cash and cash equivalents	152,000	496,143	341,437
Cash and cash equivalents at beginning of period	189,437	1,000	-
Cash at end of period:	$341,437	$497,143	$341,437

Noncash reclass of deposit on long-lived assets to equipment	$111,000	$-	$111,000

See accompanying notes to consolidated financial statements.

Ready Credit Corporation. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
(unaudited)

Note 1. Business Description.

The Company provides debit cards through convenient, easy to use self-service kiosks. Debit cards offer consumers a cost effective and flexible means of managing personal assets, paying bills and taking advantage of the millions of retail locations that accept credit cards.

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had significant operating losses for the three months ended March 31, 2006, the year ended December 31, 2005 and for the period from October 1, 2004 (inception) to March 31, 2006, and had an accumulated deficit at March 31, 2006. The Company does not have adequate liquidity to fund its operations throughout fiscal 2006. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. To provide additional working capital, management intends to seek additional financing. If the Company is not able to raise additional working capital, it would have a material adverse effect on the operations of the Company.

Note 2. Summary of Significant Accounting Policies.

Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2005 contained in its Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Research and Development Costs. The Company expenses research and development costs as incurred. Research and development expense was $75,429, $0 and $282,775 for the three months ended March 31, 2006 and 2005, and the period from October 1, 2004 (inception) to March 31, 2006, respectively.

Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three months ended March 31, 2006 and 2005, and the period from October 1, 2004 (inception) to March 31, 2006.

For the three months ended March 31, 2006 and for the period from inception through March 31, 2006, 990,000 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. All common share equivalents are anti-dilutive in periods where the Company generates a net loss.

Stock-Based Compensation. On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS 123 (R) is effective for all share-based awards granted on or after September 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At March 31, 2006, 990,000 stock options are outstanding. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, the Company recognized compensation expense of $47,530 ($0.01 per share) in the three months ended March 31, 2006 related to the amortization of the unvested portion of these options as of January 1, 2006. The amortization of each option grant will continue over the remainder of the vesting period of each option grant. The Company expects that the impact on earnings for the remainder of the year ended December 31, 2006 for stock based compensation will be approximately $142,590 and estimates the impact on future earnings to be approximately $436,593.

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Three Months Ended March 31,			Inception Through March 31,
	2006		2005	2006
Risk Free interest rate	4.30%		N/A	4.08%
Expected life	5.0	years	N/A	4.1	years
Expected volatility	101%		N/A	89%
Expected dividends	0%		N/A	0%

Expected volatility is based on implied volatility from historical volatility of our stock price since May 13, 2005. The Company uses historical Company and industry data along with implied data to estimate the expected option life and the expected dividend yield. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant. Based upon the lack of history, the Company will estimate a forfeiture rate upon the granting of options which will be considered to be a reasonable indicator of future performance in the opinion of management.

Note 3. Note Payable

In November 2005, the Company issued two unsecured short-term promissory notes to two separate investors in exchange for a total of $250,000. Both of the promissory notes accrue interest at the rate of 10% per annum, and were due and payable in full upon the earlier of (i) May 10, 2006 or (ii) the earlier of (x) the Company’s completion of a financing transaction on or prior to December 7, 2005 which generates $750,000 in proceeds as a direct result of introductions made by Corporate Capital Management, L.L.C. to the Company or (y) the Company’s completion of a financing transaction which generates $1,000,000 in proceeds.

For the three months ended March 31, 2006 and 2005 and the period from October 1, 2004 (inception) to March 31, 2006, the Company recorded interest expense of $6,165, $0 and $9,726, respectively. $9,726 of interest expense was accrued at March 31, 2006.

In May 2006, the due date of one of the promissory notes was extended to May 31, 2006. Also in May 2006, the other promissory note, along with accrued interest of $6,164, was converted into 131,164 units under the Company’s Third Offering (See Note 5).

Note 4. Loan Payable - Related Party

At December 31, 2004, the Company had an unsecured loan payable of $1,000. The loan was due upon demand and was non-interest bearing. In January 2005, the Company repaid the $1,000 loan payable - related party.

Note 5. Shareholder’s Deficit

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

In January 2005, Domino entered consulting agreements with 4 individuals, each of which were shareholders of Domino. Domino issued a total of 500,000 shares of its common stock to the four individuals as compensation for the consulting services. The shares were valued at $.01 per share, based upon the last sales price of Domino common stock on the day the consulting agreements were executed, and charged $5,000 to expense.

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

In October 2005, the Company began a private placement offering of a maximum of 1,500,000 units for sale for a per unit price of $1.00 (the “Third Offering”). Each unit consisted of one share of the Company’s common stock and a five-year warrant to purchase one additional share of the Company’s common stock at a purchase price $1.50 per share. The Third Offering is a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended. The securities offered and sold in the third offering have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Note 6. Stock Options and Warrants

At March 31, 2006 and December 31, 2005, the Company had 700,000 and 125,000 warrants outstanding, resepectively, with exercise prices of $1.50. The warrants expire at various times in 2010 and 2011 and are fully vested.

In July 2005, the Company’s board of directors approved a stock option plan (“2005 Stock Option Plan”) to provide incentives to employees, directors, officers and consultants. Currently, 1,500,000 shares of common stock are reserved for issuance under the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options may be issued as either incentive stock options or non-statutory stock options, and are valued at the fair market value of the underlying stock on the date of grant. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock underlying the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The adoption of the 2005 Stock Option Plan is subject to shareholder approval. If not approved by the shareholders on or prior to the one-year anniversary date of the board of directors’ approval, the Company will not be able to issue incentive stock options under the 2005 Stock Option Plan. As of March 31, 2006, the Company had granted options for 990,000 shares of common stock, with exercise prices ranging from $1.01 to $1.15, under the 2005 Stock Option Plan.

Note 7. Related Party Transactions

A company wholly-owned by a director and the former Chairman and Chief Executive Officer of the Company and employing a director and Chief Financial Officer of Ready Credit charged approximately $25,937 and $5,785 for rent and consulting services during the three months ended March 31, 2006 and 2005, respectively and $90,417 for rent and consulting services for the period from October 1, 2004 (inception) to March 31, 2006. The rent agreement is month-to-month with a base rent of $3,000 per month.

A limited liability company, owned by the spouse and daughter of a director and the former Chairman and Chief Executive Officer of the Company, loaned the Company $1,000 in October 2004. The loan was due upon demand and was non-interest bearing. The loan was repaid in January 2005.

Note 8. Subsequent Events

In May 2006, the due date of one of the Company’s unsecured short-term promissory notes was extended to May 31, 2006. Also in May 2006, the other unsecured short-term promissory note, along with accrued interest of $6,164, was converted into 131,164 units under the Company’s Third Offering (See Note 5).

In May 2006, the Company sold an additional 446,164 units, including 131,164 units related to the conversion of the unsecured short-term promissory note discussed above, under the Third Offering. These units were not and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The accompanying management’s discussion and analysis of the Company’s consolidated financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2005, included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

General

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

Plan of Operation and Results of Operations

The Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The Company is a development stage company that has not generated any revenues to date.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2006 and 2005 were $305,223 and $39,258, respectively. The increase in general and administrative expenses for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005 was primarily the result of expenses related to the Company commencing operations in the prepaid debit card business including salary expense, stock option expense, consulting fees, and legal and professional fees.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2006 and 2005 were $110,734 and $0, respectively. The increase in sales and marketing expenses for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005 was primarily the result of expenses related to the Company commencing operations in the prepaid debit card business including salary expense, and consulting fees related to the Company’s website development.

Net Loss. The Company incurred a net loss of $422,122 and $39,258 for the three months ended March 31, 2006 and 2005, respectively. The increase in the net losses for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005 was primarily the result of the Company commencing operations in the prepaid debit card business which included salary expense, stock option expense, consulting fees, and legal and professional fees during 2006.

Liquidity and Capital Resources. The Company had a working capital deficit of $300,407 and cash of $341,437 at March 31, 2006. Cash used in operations was $97,138 for the three months ended March 31, 2006. For the three months ended March 31, 2006, the primary uses of cash were to fund the Company’s net loss partially offset by non-cash expenses related to stock option expense and depreciation and amortization. Further partially offsetting the cash used related to the Company’s net loss was an increase in accounts payable and a decrease in deposit on long-lived assets. Cash used in operations was $50,381 for the three months ended March 31, 2005, primarily to fund the Company’s net loss and due to an increase in prepaid expenses. These uses were partially offset by non-cash charges related to common stock issued for a distribution contract and services.

Cash used in investing activities was $324,755 and $2,820 for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, the Company used cash for capital expenditures.

Cash provided by financing activities was $573,893 and $549,344 for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 proceeds from the sale of 575,000 shares of the Company’s common stock and warrants to purchase an additional 575,000 shares of the Company’s common stock at a purchase price of $1.50, net of issuance costs, provided the cash from financing activities. In January 2005, Domino Entertainment, Inc. began a private placement offering which ended in February 2005. In that offering, Domino Entertainment, Inc. sold a total of 5,500,000 shares of its common stock for a per-share price of $0.01, raising a gross total of $55,000. In February 2005, Domino Entertainment, Inc. began a second private placement offering which ended in March 2005. In that second offering, Domino sold a total of 1,000,000 shares of its common stock for a per-share price of $0.50, raising a gross total of $500,000. Domino Entertainment, Inc. incurred total legal costs related to these private placements of approximately $5,000. All the shares of Domino Entertainment were exchanged on one-for-one basis into shares of the Company upon the consummation of the reverse merger.

The Company expects to spend a significant amount of cash developing its prepaid debit card dispensing machines and purchasing capital equipment purchases over the next 12 months, primarily as it places its machines in facilities. The Company expects that it will use debt and/or equity financing to purchase this equipment. The Company also anticipates hiring additional personnel over the next 12 months as it grows its business.

Management believes that its cash should be sufficient to satisfy its cash requirements through July 2006. The Company will need additional financing to meet its needs beyond that period and has been actively pursuing such additional financing.

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

We will likely require additional financing before we can generate revenues needed to sustain operations. In particular, we believe that our current cash is sufficient to continue current and anticipated operations only through July 2006. Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks or other financial institutions, and loans from affiliates of the Company. We may not, however, be able to obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or our entire business, discontinue our preparation and filing of public disclosure reports with the SEC, or dissolve the Company. If we are able to obtain financing, any additional equity or equity-linked financing would dilute our shareholders, and any additional debt financing may involve restricting certain operational restrictions.

Visa or MasterCard has not formally approved our entire business plan and model, and our failure to obtain such approval would be materially adverse to our business plans.

Currently, our entire business plan and model has not been formally approved by Visa or MasterCard and we have no agreements with either entity. Our business plan and model critically relies on obtaining such an approval and agreement. If we are unable to obtain such an approval, we would likely be forced to materially alter our plans and model and may be forced to abandon the business.

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We have had net losses for the three months ended March 31, 2006, the year ended December 31, 2005, and for the period from October 1, 2004 (inception) to March 31, 2006, and we had an accumulated deficit as of March 31, 2006. Since the consolidated financial statements for these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing a new line of business, this diminishes our ability to accurately forecast our revenues and expenses. At this time, we believe our ability to continue as a going concern depends, in large part, on our ability to raise sufficient capital through subsequent financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

As of May 1, 2006, our officers and directors collectively possessed beneficial ownership of 2,700,000 shares of our common stock, which represents approximately 30.3% of our common stock. D. Bradly Olah possessed beneficial ownership of a total of 1,825,000 shares of common stock, which represents approximately 20.5% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 50.0% of our common stock. This represents a significant portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to significantly control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

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

Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements made in this report which are not historical in nature, including but not limited to statements using the terms “may,” “expect to,” “believe,” “should,” “anticipate,” and other language employing a future aspect, are referred to as forward-looking statements, should be viewed as uncertain and should not be relied upon. Although our management believes that the results reflected in or suggested by these forward-looking statements are reasonable, all forward-looking statements involve risks and uncertainties and our actual future results may be materially different from the expectations expressed in such forward-looking statements. In particular, all statements included herein regarding activities, events or developments that the Company expect, believe or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and other such matters are forward-looking statements. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Actual events may differ materially from those anticipated in the forward-looking statements. Important factors that may cause such a difference include those risk factors summarized above. For additional information regarding these and other factors, see our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 3. Controls and Procedures

The Company carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness, as of March 31, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

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

READY CREDIT CORPORATION

Date: May 15, 2006	By:	/s/ Tim J. Walsh
	Title:	President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Brian D. Niebur
	Title:	Chief Financial Officer (Principal Accounting Officer)