Form 10QSB
period 2006-06-30
READY CREDIT CORP
filed 2006-08-11
CIK 1301046

United States
Securities & Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50968

Ready Credit Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	20-1667449
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
YES [  ]    NO [X]

APPLICABLE TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,447,164 shares of common stock outstanding as of August 1, 2006, par value $.001 per share.

Transitional Small Business Disclosure Format (check one): YES [  ]     NO [X]

Ready Credit Corporation and Subsidiary
Form 10-QSB
The Three and Six Months Ended June 30, 2006

Table of Contents

		Page No.

PART I	Financial Information	2

Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2006 (unaudited) and
	December 31, 2005 (audited)	2

	Consolidated Statements of Operations for the three and six months ended
	June 30, 2006 and 2005 and for the period from inception
	to June 30, 2006 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2006
	and 2005 and for the period from inception to June 30, 2006 (unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	17

PART II	Other Information	17

Item 2.	Unregistered Sales of Equity Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits	18

SIGNATURES		18

PART I - Financial Information
Item 1. Financial Statements
Ready Credit Corporation and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	At June 30, 2006	At December 31, 2005
	Unaudited	Audited
ASSETS
CURRENT ASSETS:

Cash	$232,080	$189,437
Prepaid expenses	17,971	15,937
Total current assets	250,051	205,374

Equipment, net	339,553	11,044
Deposit on long-lived assets	-	111,000
Total assets	$589,604	$327,418
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$218,596	$154,724
Accrued expenses	48,550	95,561
Notes payable	125,000	250,000
Total current liabilities	392,146	500,285

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $.001 per share:
Authorized shares--50,000,000
Issued and outstanding shares: 9,372,164 and 8,225,000 at June 30, 2006 and December 31, 2005, respectively	9,372	8,225
Additional paid-in capital	1,916,381	672,889
Deficit accumulated during development stage	(1,728,295)	(853,981)
Total stockholders’ equity (deficit)	197,458	(172,867)

Total liabilities and stockholders’ equity (deficit)	$589,604	$327,418

See accompanying notes to consolidated financial statements.

Ready Credit Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Inception through June 30,
	2006	2005	2006	2005	2006
OPERATING EXPENSES:
General and administrative	$294,998	$316,129	600,221	$355,387	$1,450,641
Sales and marketing	152,777	-	263,511	-	263,511
Total Operating Expenses:	447,775	316,129	863,732	355,387	1,714,152

Operating loss	(447,775)	(316,129)	(863,732)	(355,387)	(1,714,152)

OTHER INCOME (EXPENSE):
Interest expense	(4,417)	-	(10,582)	-	(14,143)
Net Loss:	$(452,192)	$(316,129)	(874,314)	$(355,387)	$(1,728,295)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.05)	$(0.25)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	9,080,885	8,323,077	8,742,461	6,861,326	6,888,614

See accompanying notes to consolidated financial statements.

Ready Credit Corporation and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,		Inception through June 30,
	2006	2005	2006
Operating activities
Net loss	$(874,314)	$(355,387)	$(1,728,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,059	399	41,451
Stock option expense	98,582	-	98,582
Common stock issued for distribution contract	-	10,000	10,000
Common stock issued for services	-	5,000	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(2,034)	(26,541)	(17,971)
Accounts payable	63,872	41,073	218,596
Accrued expenses	(40,847)	21,865	54,714
Net cash used in operating activities:	(715,682)	(303,591)	(1,317,923)

Investing activities
Purchases of equipment	(256,568)	(11,820)	(270,004)
Deposit on equipment	-	-	(111,000)
Net cash used in investing activities:	(256,568)	(11,820)	(381,004)

Financing activities
Proceeds from sale of common stock, net of issuance costs	-	550,344	550,344
Proceeds from sale of common stock and warrants, net of issuance costs	1,014,893	-	1,135,663
Cancellation of common shares	-	-	(5,000)
Proceeds from loan payable - related party	-	-	1,000
Payments on loan payable - related party	-	(1,000)	(1,000)
Proceeds from notes payable	-	-	250,000
Net cash provided by financing activities:	1,014,893	549,344	1,931,007
Increase in cash and cash equivalents	42,643	233,933	232,080
Cash and cash equivalents at beginning of period	189,437	1,000	-
Cash at end of period:	$232,080	$234,933	$232,080

Noncash reclass of deposit on long-lived assets to equipment	$111,000	$-	$111,000

Conversion of notes payable and accrued interest into common stock and warrants	$131,164	$-	$131,164

See accompanying notes to consolidated financial statements.

Ready Credit Corporation. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
(unaudited)

Note 1. Business Description.

The Company provides debit cards through convenient, easy to use self-service kiosks. Prepaid debit cards offer consumers a cost-effective and flexible means of managing personal assets, paying bills and taking advantage of the millions of retail locations that accept credit cards.

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

Prior to the merger and pursuant to the Merger Agreement, the Company cancelled 133,334 shares of common stock held by the Company’s pre-merger shareholders and issued 459,141 shares of restricted common stock to certain pre-merger shareholders. As a result, there were 600,000 shares of Company common stock outstanding immediately prior to the merger. At the effective time of the merger, the legal existence of Merger Subsidiary ceased, and all 8,000,000 shares of common stock of Domino that were outstanding immediately prior to the merger and held by Domino’s shareholders were cancelled, with one share of common stock of Domino issued to the Company. Simultaneously, the former holders of Domino common stock received an aggregate of 8,000,000 shares of common stock of the Company, representing approximately 93.0% of the Company’s common stock outstanding immediately after the merger.

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company had significant operating losses for the three and six months ended June 30, 2006, the year ended December 31, 2005 and for the period from October 1, 2004 (inception) to June 30, 2006, and had an accumulated deficit at June 30, 2006. The Company does not have adequate liquidity to fund its operations throughout fiscal 2006. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this condition. To provide additional working capital, management intends to seek additional financing. If the Company is not able to raise additional working capital, it would have a material adverse effect on the operations of the Company.

Note 2. Summary of Significant Accounting Policies.

Interim Financial Information. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements, and notes thereto, for the fiscal year ended December 31, 2005 contained in its Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Research and Development Costs. The Company expenses research and development costs as incurred. Research and development expense was $26,145 and $101,574 for the three and six months ended June 30, 2006, respectively, and $308,920 for the period from October 1, 2004 (inception) to June 30, 2006, respectively. There were no research and development expenses for the three and six months ended June 30, 2005.

Net Loss Per Common Share. Basic and diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Dilutive common-equivalent shares have not been included in the computation of diluted net loss per share because their inclusion would be antidilutive. Antidilutive common-equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic loss per common share in subsequent years. All options and warrants outstanding were antidilutive for the three and six months ended June 30, 2006 and 2005, and the period from October 1, 2004 (inception) to June 30, 2006.

For the three and six months ended June 30, 2006 and for the period from inception through March 31, 2006, 1,130,000 shares attributable to outstanding stock options and 1,272,164 for warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. All common share equivalents are anti-dilutive in periods where the Company generates a net loss.

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

As more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At June 30, 2006, 1,130,000 stock options were outstanding. The fair value of each option grant was determined as of grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, the Company recognized compensation expense of $51,052 ($0.01 per share) and $98,582 ($0.01 per share) in the three and six months ended June 30, 2006, respectively, related to the amortization of the unvested portion of these options as of January 1, 2006 and vested options through June 30, 2006. The amortization of each option grant will continue over the remainder of the vesting period of each option grant. Currently, the Company expects that the impact on earnings for the remainder of the year ended December 31, 2006 for stock based compensation will be approximately $116,192 and estimates the impact on earnings in future years to be approximately $581,000.

The following significant assumptions were utilized to calculate the fair value information presented utilizing the Black-Scholes pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,		Inception Through June 30,
	2006	2005	2006	2005	2006
Risk Free interest rate	4.94%	N/A	4.62%	N/A	4.18%
Expected life	5.0 years	N/A	5.0 years	N/A	4.25	years
Expected volatility	127%	N/A	114%	N/A	94%
Expected dividends	0%	N/A	0%	N/A	0%

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

For the three months ended June 30, 2006 and 2005, the Company recorded interest expense of $4,417 and $0, respectively, and for the six months ended June 30, 2006 and 2005 and the period from October 1, 2004 (inception) to March 31, 2006, the Company recorded interest expense of $10,582, $0 and $14,143, respectively. $7,979 of interest expense was accrued at June 30, 2006.

The due date of one of the promissory notes had been extended to June 15, 2006, but was still outstanding on June 30, 2006. In May 2006, the other promissory note, along with accrued interest of $6,164, was converted into 131,164 units under the Company’s Third Offering (See Note 5).

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

In October 2005, the Company began a private placement offering of a maximum of 1,500,000 units for sale for a per unit price of $1.00 (the “Third Offering”). Each unit consists of one share of the Company’s common stock and a five-year warrant to purchase one additional share of the Company’s common stock at a purchase price $1.50 per share. As of June 30, 2006, the Company had sold 1,272,164 units. The Third Offering is a private placement made under Rule 506 promulgated under the Securities Act of 1933, as amended. The securities offered and sold (or deemed to be offered and sold, in the case of underlying shares of common stock) in the Third Offering have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure about the private placemet contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable law and related reporting requirements, and as permitted under Rule 135c under the Securities Act.

Note 6. Stock Options and Warrants

At June 30, 2006 and December 31, 2005, the Company had 1,272,164 and 125,000 warrants outstanding, resepectively, with exercise prices of $1.50. The warrants expire at various times in 2010 and 2011 and are fully vested.

In July 2005, the Company’s board of directors approved a stock option plan (“2005 Stock Option Plan”) to provide incentives to employees, directors, officers and consultants and in July 2006, the Company’s shareholders approved the adoption of the 2005 Stock Option Plan. Currently, 1,500,000 shares of common stock are reserved for issuance under the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options may be issued as either incentive stock options or non-statutory stock options, and are valued at the fair market value of the underlying stock on the date of grant. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock underlying the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. As of June 30, 2006, the Company had granted options for 1,130,000 shares of common stock, with exercise prices ranging from $1.01 to $1.40, under the 2005 Stock Option Plan.

Note 7. Related Party Transactions

A company wholly-owned by a director and the former Chairman and Chief Executive Officer of the Company and employing a director and Chief Financial Officer of Ready Credit charged approximately $27,769 and $15,143 for rent and consulting services during the three months ended June 30, 2006 and 2005, respectively, and $53,706, $27,898 and $118,186 for rent and consulting services for the six months ended June 30, 2006 and 2005 and for the period from October 1, 2004 (inception) to June 30, 2006, respetively. The rent agreement is month-to-month with a base rent of $3,000 per month.
A limited liability company, owned by the spouse and daughter of a director and the former Chairman and Chief Executive Officer of the Company, loaned the Company $1,000 in October 2004. The loan was due upon demand and was non-interest bearing. The loan was repaid in January 2005.

Note 8. Processing Agreement

On June 14, 2006, the Company entered into a Processing Only Master Client Agreement (the “Agreement”) with RBS Lynk Incorporated, a Georgia corporation. The Agreement is effective as of March 29, 2006. RBS Lynk is a certified card processor with the Card Associations, and provides host-based services for stored-value and prepaid card-issuing programs. Under the Agreement, RBS Lynk will provide card-processing services to the Company through the Company’s sponsor bank, Palm Desert National Bank, N.A. In exchange for the services, the Agreement requires the Company to pay RBS Lynk certain fees, including initial set-up fees, training and data-conversion fees, and per-transaction fees. In this regard, the Agreement provides, after an initial “ramp-up” period, a minimum monthly per-transaction revenue guarantee to RBS Lynk.

The Agreement has an initial term of two years which will renew for successive one-year periods unless a party notifies the other of its desire to terminate at least 90 days prior to the next-scheduled termination date. The Company may, however, terminate the Agreement earlier by paying RBS Lynk a termination fee, which fee decreases as the Agreement matures. The Agreement also contains other customary early-termination provisions, representations, warranties and covenants.

Note 9. Subsequent Event

In July 2006, the Company sold an additional 75,000 units under the Third Offering. These units were not and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

General

The Company has begun providing prepaid debit cards through convenient, easy to use self-service kiosks. Prepaid debit cards offer millions of consumers a cost-effective and flexible means of managing personal assets, paying bills and taking advantage of the millions of retail locations that accept credit cards.

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

Prior to the merger and pursuant to the Merger Agreement, the Company cancelled 133,334 shares of common stock held by the Company’s pre-merger shareholders and issued 459,141 shares of restricted common stock to certain pre-merger shareholders. As a result, there were 600,000 shares of Company common stock outstanding immediately prior to the merger. At the effective time of the merger, the legal existence of Merger Subsidiary ceased, and all 8,000,000 shares of common stock of Domino that were outstanding immediately prior to the merger and held by Domino’s shareholders were cancelled, with one share of common stock of Domino issued to the Company. Simultaneously, the former holders of Domino common stock received an aggregate of 8,000,000 shares of common stock of the Company, representing approximately 93.0% of the Company’s common stock outstanding immediately after the merger.

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

Plan of Operation and Results of Operations

The Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

The Company is a development stage company that has not generated any revenues to date.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2006 and 2005 were $294,998 and $316,129, respectively. General and administrative expenses for the six months ended June 30, 2006 and 2005 were $600,221 and $355,387, respectively. General and administrative expense for the three months ended June 30, 2005 includes $205,768 of expense related to the merger. The increase in non-merger related general and administrative expenses for the three and six months ended June 30, 2006 as compared with the three and six months ended June 30, 2005 was primarily the result of expenses related to the Company commencing operations in the prepaid debit card business including salary expense, stock option expense, consulting fees, and depreciation expense.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2006 and 2005 were $152,777 and $0, respectively. Sales and marketing expenses for the six months ended June 30, 2006 and 2005 were $263,511 and $0, respectively. The increase in sales and marketing expenses for the three and six months ended June 30, 2006 as compared with the three and six months ended June 30, 2005 was primarily the result of expenses related to the Company commencing operations in the prepaid debit card business including salary expense, and consulting fees related to the Company’s website development.

Net Loss. The Company incurred a net loss of $452,192 and $316,129 for the three months ended June 30, 2006 and 2005, respectively. The Company incurred a net loss of $874,314 and $355,387 for the six months ended June 30, 2006 and 2005, respectively. The increase in the net losses for the three and six months ended June 30, 2006 as compared with the three and six months ended June 30, 2005 was primarily the result of the Company commencing operations in the prepaid debit card business which in turn resulted in salary expense, stock option expense, consulting fees, website development and depreciation expense during 2006.

Liquidity and Capital Resources. The Company had a working capital deficit of $142,095 and cash of $232,080 at June 30, 2006. Cash used in operations was $715,682 for the six months ended June 30, 2006. For the six months ended June 30, 2006, the primary uses of cash were to fund the Company’s net loss and a decrease in accrued expenses partially offset by non-cash expenses related to stock option expense and depreciation and amortization. Further partially offsetting the cash used related to the Company’s net loss was an increase in accounts payable. Cash used in operations was $303,591 for the six months ended June 30, 2005, primarily to fund the Company’s net loss and due to an increase in prepaid expenses. These uses were partially offset by increases in accounts payable and accrued expenses and by non-cash charges related to common stock issued for a distribution contract and services.

Cash used in investing activities was $256,568 and $11,820 for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the Company used cash for capital expenditures.

Cash provided by financing activities was $1,014,893 and $549,344 for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 proceeds from the private placement sale of 1,147,164 shares of the Company’s common stock and warrants to purchase an additional 1,147,164 shares of the Company’s common stock at a purchase price of $1.50, net of issuance costs, provided the cash from financing activities. Neither the securities offered and sold in the private placement, nor the shares of common stock underlying any such securities, have been registered under the Securities Act and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure about the private placement contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable law, and as permitted under Rule 135c under the Securities Act.

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

Management believes that its cash should be sufficient to satisfy its cash requirements through August 2006. The Company will need additional financing to meet its needs beyond that period and has been actively pursuing such additional financing.

Risk Factors

We have no operating history and we anticipate incurring future losses.

We are in the early stages of operating a business to provide prepaid debit cards. We are therefore subject to all of the risks and uncertainties inherent in establishing a new business. We have no prior operating history for these products from which to evaluate our likelihood of success in operating our business, generating any revenues or achieving profitability. In sum, we have very limited assets, have only recently begun generating operating revenue and have uncertain prospects of future profitable operations. Our operations may not be successful and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, development of new technology and the competitive environment in which we plan to operate. We anticipate that we will incur losses for the foreseeable future.

We will need additional financing in the future and any such financing will likely dilute our existing shareholders or involve covenants restricting our operations.

We will likely require additional financing before we can generate revenues needed to sustain operations. In particular, we believe that our current cash is sufficient to continue current and anticipated operations only through August 2006. Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks or other financial institutions, and loans from affiliates of the Company. We may not, however, be able to obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or our entire business, discontinue our preparation and filing of public disclosure reports with the SEC, or dissolve the Company. If we are able to obtain financing, any additional equity or equity-linked financing would dilute our shareholders, and any additional debt financing may involve restricting certain operational restrictions.

Our independent auditors have substantial doubt about our ability to continue as a going concern.

We have had net losses for the three and six months ended June 30, 2006, the year ended December 31, 2005, and for the period from October 1, 2004 (inception) to June 30, 2006, and we had an accumulated deficit as of June 30, 2006. Since the consolidated financial statements for these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we are pursuing a new line of business, this diminishes our ability to accurately forecast our revenues and expenses. At this time, we believe our ability to continue as a going concern depends, in large part, on our ability to raise sufficient capital through subsequent financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

Even if successfully developed, our prepaid debit cards may not be accepted by the marketplace.

The marketplace may not accept our prepaid debit cards due to our failure to successfully compete against products, lack of general demand, changing technology, or other reasons.

We will depend upon others to manufacture our card-dispensing kiosks (and card-delivery services), and as a result we will be unable to fully control the supply of our products to the market.

Our ability to develop, manufacture and successfully commercialize our products depends upon our ability to enter into and maintain contractual and collaborative arrangements with others. We do not intend to manufacture any of our kiosks; but instead intend to retain contract manufacturers. These manufacturers may not be able to supply our kiosks in the required quantities, at appropriate quality levels or at acceptable costs. We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fill orders and place machines on a timely basis. If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we would likely suffer interruptions of delivery while we arrange for alternative manufacturing sources. Any extended disruption in the delivery of kiosks could result in our inability to satisfy customer demand. Disruptions in the delivery of our kiosks, even for short periods, may have a materially adverse effect on our business and results of operations.

Our reliance on third-party manufacturers and other third parties in other aspects of our business will reduce any profits we may earn from our products, and may negatively affect future product development.

As noted above, we currently intend to market and commercialize products manufactured by others, and in connection therewith we will likely be required to enter into manufacturing, licensing and distribution arrangements with third parties. These arrangements will likely reduce our profit margins. In addition, the identification of new financial services product candidates for development may require us to enter into licensing or other collaborative agreements with others. These collaborative agreements may require us to pay license fees, make milestone payments, pay royalties and/or grant rights, including marketing rights, to one or more parties. Any such arrangement will likely reduce our profits. Moreover, these arrangements may contain covenants restricting our product development or business efforts in the future.

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

As of July 20, 2006, our officers and directors collectively possessed beneficial ownership of 2,883,333 shares of our common stock, which represents approximately 29.6% of our common stock. D. Bradly Olah possessed beneficial ownership of a total of 1,825,000 shares of common stock, which represents approximately 19.1% of our common stock. When taken together, our directors, officers and significant shareholders have beneficial ownership of approximately 48.7% of our common stock. This represents a significant portion of the voting power of the Company’s shareholders. As a result, our directors and officers, together with significant shareholders, have the ability to significantly control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. As a result, the return on an investment in our common stock through the market price of our common stock or ultimate sale of our business could be adversely affected.

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

Item 3. Controls and Procedures

The Company carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness, as of June 30, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

PART II Other Information

Item 2. Unregistered Sales of Equity Securities

During the three months ended June 30, 2006, the Company issued an aggregate of 1,097,164 shares of common stock, together with five-year warrants to purchase an equivalent number of shares of common stock at a per-share price of $1.50. The Company received gross proceeds of $1,097,164 from these sales of unregistered securities. The Company relied on Sections 4(2), including but not limited to Regulation 506 thereunder, and 4(6) for purposes of claiming an exemption under the Securities Act of 1933, based primarily on the fact that that (i) there have been fewer than 20 investors, all of whom, either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) the Company has obtained subscription agreements from the investors indicating that they are accredited investors and purchasing for investment only. A portion of the proceeds from these sales was received prior to April 1, 2006, but all securities issued in exchange therefor were issued during the period covered by this report.

The securities sold in these issuances were not registered under the Securities Act and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure about the private placement and related agreements contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable rules for filing current reports with the SEC, and as would be permitted by Rule 135c under the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on July 13, 2006, the following proposals were adopted by the votes indicated:

1. Elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Thomas H. Healey	4,913,042	74,473
Timothy J. Walsh	4,962,183	25,332
Ronald E. Eibensteiner	4,913,042	74,473
Brian D. Niebur	4,913,042	74,473

2. Approve the Company’s 2005 Stock Option Plan.

Number of Shares Voted			Broker Non-votes
Voted For	Voted Against	Abstain
4,413,145	74,873	100,177	399,320

Item 6. Exhibits

(a)  Exhibits

10.1	Processing Only Master Client Agreement by and between the Registrant and RBS Lynk Incorporated dated March 29, 2006.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certification.

(Certain terms related to pricing indicated by ** in Exhibit 10.1 have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)

SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READY CREDIT CORPORATION

Date: August 11, 2006	By:	/s/ Tim J. Walsh
	Title:	President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Brian D. Niebur
	Title:	Chief Financial Officer
(Principal Accounting Officer)